Form 10-Q
period 2021-03-31
Mason Industrial Technology, Inc.
filed 2021-05-24
CIK 1826058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

MASON INDUSTRIAL TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	001-39955	85-2856616
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

110 East 59th Street New York, NY		10022
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (212) 771-1200

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant to purchase one share of Class A common stock	MIT.U	New York Stock Exchange

Class A common stock, par value $0.0001 per share	MIT	New York Stock Exchange

Redeemable warrants exercisable for one share of Class A common stock at an exercise price of $11.50	MIT.W	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 21, 2021, 50,000,000 Class A ordinary shares, par value $0.0001 per share, and 12,500,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Mason Industrial Technology, Inc.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Information

MASON INDUSTRIAL TECHNOLOGY, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$1,691,829	$167,224
Prepaid expenses	971,367	274,442

Total current assets	2,663,196	441,666

NONCURRENT ASSETS
Cash held in trust account	500,004,759	—
Derivative forward purchase agreement	34,717	—

Total noncurrent assets	500,039,476	—

TOTAL ASSETS	$502,702,672	$441,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILTIES
Accounts payable	$13,667	$75,000
Accrued deferred offering costs	—	125,000
Franchise tax payable	118,310	—
Note payable – related party	—	300,000

Total current liabilities	131,977	500,000

LONG-TERM LIABILTIES
Deferred underwriting commissions	17,500,000	—
Derivative warrant liabilities	17,815,067	—

Total liabilities	35,447,044	500,000

Commitments and Contingencies
Class A common stock, $0.0001 par value; 46,225,562 and 0 shares as of March 31, 2021 and December 31, 2020, respectively, subject to possible redemption at $10.00 per share	462,255,620	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 3,774,438 and 0 shares issued and outstanding (excluding 46,225,562 and 0 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	377	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 12,500,000 and 12,937,500 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,250	1,294
Additional paid-in capital	—	23,706
Retained Earnings (Accumulated deficit)	4,998,381	(83,334)

Total Stockholders’ Equity	5,000,008	(58,334)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$502,702,672	$441,666

The accompanying notes are an integral part of these condensed financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

Three Months Ended March 31, 2021
OPERATING EXPENSES
General and administrative expenses	$108,877
Franchise tax expense	118,310

Total operating expenses	(227,187)

OTHER INCOME (EXPENSE)
Interest income on marketable securities held in Trust Account	4,759
Underwriting discounts and offering costs attributed to derivative warrant liability	(1,321,353)
Change in fair value of derivative warrant liabilities	18,904,934
Change in fair value of derivative forward purchase agreement	362,131

Total other income	17,950,471

INCOME BEFORE INCOME TAX	17,723,284
Income tax expense (benefit)	—

NET INCOME	$17,723,284

Basic and diluted weighted average shares outstanding, Redeemable Class A common stock	44,355,414
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	16,274,105
Basic and diluted net income per share, Non-redeemable common stock	$1.09

The accompanying notes are an integral part of these condensed financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2020	—	$—	12,937,500	$1,294	$23,706	$(83,334)	$(58,334)
Sale of units in initial public offering, net of offering costs and initial fair value of public warrants	50,000,000	5,000	—	—	449,913,092	—	449,918,092
Forfeiture of Founder Shares	—	—	(437,500)	(44)	44	—	—
Initial classification of derivative forward purchase agreement	—	—	—	—	(327,414)	—	(327,414)
Initial classification of common stock subject to possible redemption	(44,322,018)	(4,432)	—	—	(443,215,748)	—	(443,220,180)
Change in common stock subject to possible redemption	(1,903,544)	(191)	—	—	(6,393,680)	(12,641,569)	(19,035,440)
Net income	—	—	—	—	—	17,723,284	17,723,284

Balance—March 31, 2021	3,774,438	$377	12,500,000	$1,250	$—	$4,998,381	$5,000,008

The accompanying notes are an integral part of these condensed financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

Three Months Ended March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,723,284
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(4,759)
Underwriting discounts and offering costs attributed to warrant liability	1,321,353
Change in fair value of warrant liabilities	(18,904,934)
Change in fair value of derivative forward purchase agreement	(362,131)
Changes in operating assets and liabilities:
Prepaid expenses	(696,925)
Accounts payable and accrued expenses	(61,333)
Franchise tax payable	118,310

Net cash used in operating activities	(867,135)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	(500,000,000)

Net cash used in investing activities	(500,000,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	489,596,740
Proceeds from sale of Private Placement Warrants	13,220,000
Repayment of note payable – related party	(300,000)
Payment of offering costs	(125,000)

Net cash provided by financing activities	502,391,740

NET CHANGE IN CASH	1,524,605
CASH, BEGINNING OF PERIOD	167,224

CASH, END OF PERIOD	$1,691,829

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Initial classification of derivative warrant liability	$36,720,001
Initial classification of derivative forward purchase agreement	(327,414)
Initial classification of common stock subject to possible redemption	$443,220,180
Change in value of common stock subject to possible redemption	$(19,035,440)
Deferred underwriting fees charged to additional paid in capital	$17,500,000

The accompanying notes are an integral part of these condensed financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and Operations

Mason Industrial Technology, Inc. (the “Company”) was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company, and as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, its Initial Public Offering (the “IPO”) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the IPO (see below for more information on the IPO), and recognizes changes in the fair value of warrant liabilities as other income (expense).

Corporate Organization and Initial Public Offering

The Company was incorporated in Delaware on August 31, 2020. The Company’s sponsor is Mason Industrial Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

On February 2, 2021, the Company consummated its IPO of 50,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, raising $500.0 million of gross proceeds. Of the 50,000,000 units issued, 45,000,000 Units were included in the Company’s initial offering, and 5,000,000 Units resulted from the underwriter partially exercising its over-allotment option. The net proceeds of the IPO were $472.1 million, after deducting expenses and underwriting discounts and commissions of approximately $27.9 million, which includes $17.5 million in deferred underwriting commissions (see Note 9, Commitments and Contingencies, for more information).

Public Warrants

Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (each, a “Public Warrant” and, collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. In addition, if (x) the Company issues additional shares of Class A common stock for capital raising purposes in connection with the closing of the Company’s Initial Business Combination at an issue or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or their affiliates, without taking into account any shares of Class B common stock held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the amount that is the total equity proceeds (and interest thereon) , available for the funding of the Initial Business Combination on the date of the consummation (net of redemptions) and (z) the volume-weighted average trading price of the Company’s Class A common stock during the 20-trading-day period starting on the trading day prior to the date on which the Company consummates its Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted, to the nearest cent, to 115% of the higher of the Newly Issued Price and the Market Value, and the $18.00 per share redemption trigger price described below will be adjusted, to the nearest cent, to be equal to 180% of the higher of the Newly Issued Price and the Market Value.

No fractional shares will be issued upon separation of the Units and only whole Public Warrants will trade. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination or 12 months from the closing of the Initial Public Offering and will expire five years after the completion of the Company’s Initial Business Combination or earlier upon redemption or liquidation.

Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders.

Private Placement Warrants

Simultaneously with the closing of the IPO, the Company consummated a private sale (the “Private Placement”) of 8,813,334 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) to the Sponsor at a price of $1.50

MASON INDUSTRIAL TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

per Private Placement Warrant, generating gross proceeds of approximately $13.2 million (see Note 6, Related Party Transactions, for more information). The Private Placement Warrants are identical to the Warrants included in the Units sold in the IPO, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale.

Forward Purchase Agreement

Simultaneously with the closing of the IPO, the Company entered into a Forward Purchase Agreement (the “FPA”) with the Sponsor, pursuant to which the Sponsor committed that it will purchase up to 8,000,000 forward purchase units (the “FPA Units”), consisting of one share of Class A common stock (the “FPA Share”) and one-third of one warrant to purchase one share of Class A common stock (the “FPA Warrant”) for $10.00 per unit, or an aggregate amount of up to $80,000,000, in a private placement that will close concurrently with the closing of the initial Business Combination (see Note 6, Related Party Transactions, for more information). In addition, the Sponsor’s commitment under the FPA will be subject to approval, prior to entering into a definitive agreement for the initial Business Combination, of Mason Capital Management LLC, an affiliate of the managing member of the Sponsor. The FPA Shares will be identical to the shares of Class A common stock included in the units being sold in this offering, except that they will be subject to transfer restrictions and registration rights. The FPA Warrants will have the same terms as the Private Placement Warrants so long as they are held by the Sponsor or its permitted assignees and transferees.

Transaction Costs

Transaction costs amounted to $27.9 million, consisting of $10.0 million of underwriting fees, $17.5 million of deferred underwriting commissions, and $0.4 million of other offering costs.

The Trust Account

Following the closing of the IPO, $500.0 million of the net proceeds of the sale of the Units and the Private Placement Warrants were placed in a trust account (the “Trust Account”). The funds in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the IPO and the Private Placement will not be released from the Trust Account until the earlier of: (i) the completion of the Company’s Initial Business Combination; (ii) the redemption of any shares of the Public Shares that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of Public Shares if the Company does not complete its Initial Business Combination within 24 months from the closing of the IPO (or 30 months from the closing of the IPO if the Company has executed a letter of intent, agreement in principle or definitive agreement for the initial Business Combination within 24 months from the closing of the IPO but has not completed the initial Business Combination within such 24 month period) (the “Combination Period”) or (B) with respect to any other provision relating to stockholders’ right for pre-initial Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an initial Business Combination within the Combination Period, subject to the requirements of law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds of the IPO are intended to be generally applied toward consummating an initial Business Combination. The initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in the trust account) at the time of the agreement to enter into the initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an initial Business Combination.

The Company, after signing a definitive agreement for an initial Business Combination, will either (i) seek stockholder approval of the initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes. The decision as to whether the Company will seek stockholder approval of the initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under New York Stock Exchange rules. If the Company seeks stockholder approval, it will complete its initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related initial Business Combination, and instead may search for an alternate initial Business Combination.

MASON INDUSTRIAL TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

The Sponsor and the Company’s directors, director nominees and officers have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below in Note 6, Related Party Transactions) held by them if the Company fails to complete an initial Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the Combination Period.

Separate trading of Class A common shares and Public Warrants

On March 18, 2021, the Company announced that, commencing March 22, 2021, the holders of the Company’s Units may elect to separately trade the Class A common stock and Public Warrants comprising the Units. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Those units not separated will continue to trade on the New York Stock Exchange under the symbol “MIT.U,” and each of the shares of Class A common stock and Public Warrants that are separated will trade on the New York Stock Exchange under the symbols “MIT” and “MIT.W,” respectively.

NOTE 2 — RESTATEMENT OF A PREVIOUSLY ISSUED FINANCIAL STATEMENT

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the U.S. Securities and Exchange Commission (the “SEC”) together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 16,666,667 Public Warrants, (ii) the 8,813,334 Private Placement Warrants, and (iii) the 8,000,000 FPA Units. The Company previously accounted for the Warrants as components of equity and did not record anything for the FPA Units.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), ASC 815, Derivatives and Hedging (“ASC 815”), and more specifically ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815-40”), the Company concluded that certain provisions in the warrant agreement related to certain tender or exchange offers that preclude the Warrants from being accounted for as components of equity. The FPA was also determined to be a derivative instrument due to similar settlement features of the Private Placement Warrants included in the FPA. As the Warrants and FPA Units meet the definition of a derivative as contemplated in ASC 815, the Warrants and FPA Units should have been recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change. See Notes 3 and 4 for more information on the accounting for the Warrants and FPA Units and Note 6 for more information on the FPA.

Further, as a result of the classification of the Warrants as derivative liabilities and in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”), applied by analogy, the Company expensed a portion of the offering costs originally recorded as a reduction in equity. See Note 3 for more information on the allocation of issuance costs.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities and not assigning a value to the FPA did not have any effect on the Company’s previously reported cash.

The following table summarizes the effect of the restatement on each impacted financial statement line item as of February 2, 2021:

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of February 2, 2021 (audited)
Derivative warrant liabilities	$—	$36,720,001	$36,720,001
Derivative forward purchase agreement liability	—	327,414	327,414
Total liabilities	17,807,378	37,047,415	54,854,793
Class A common stock subject to redemption	480,267,590	(37,047,410)	443,220,180
Class A Common stock	197	371	568
Additional paid-in capital	5,081,895	1,320,977	6,402,872
Accumulated Deficit	(83,334)	(1,321,353)	(1,404,687)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and should be read in conjunction with the Company’s financial statements, summary of significant accounting policies and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). Accordingly, certain disclosures required by GAAP and normally included in Annual Reports on Form 10-K have been condensed or omitted from this report; however, except as disclosed herein, there has been no material change in the information disclosed in the notes to condensed financial statements included in the Company’s 2020 Form 10-K.

It is the opinion of management that all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of interim financial information, have been included. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is identical to its comprehensive income or loss. Operating results for the periods presented are not necessarily indicative of expected results for the full year or for any future interim periods.

Use of Estimates

In the course of preparing the condensed financial statements, management makes various assumptions, judgments and estimates to determine the reported amounts of assets, liabilities, income and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events. Although management believes these estimates are reasonable, actual results could differ from these estimates.

Estimates made in preparing these condensed financial statements include, among other things, (1) the measurement of derivative warrant liabilities, (2) the measurement of the derivative forward purchase agreement and (3) accrued expenses. Changes in these estimates and assumptions could have a significant impact on results in future periods.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

MASON INDUSTRIAL TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Cash held in Trust Account

At March 31, 2021, the Company had $500.0 million in cash held in the Trust Account that were held in U.S. Treasury Bills.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Certain financial assets and liabilities, such as the derivative warrant liability, are measured at fair value on a recurring basis. Nonfinancial assets and liabilities, if any, are recognized at fair value on a nonrecurring basis.

The Company categorizes the inputs to the fair value of its financial assets and liabilities using a three-tier fair value hierarchy, established by the FASB, that prioritizes the significant inputs used in measuring fair value. These levels are:

Level 1—inputs are based on unadjusted quoted prices that are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Examples of Level 1 inputs include financial instruments such as exchange-traded derivatives, listed securities and U.S. government treasury securities.

Level 2— inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g., the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, foreign exchange rates, and forward and spot prices for currencies. Examples of Level 2 inputs include nonexchange-traded derivatives such as over-the-counter forwards, swaps, and options.

Level 3—inputs that are generally unobservable from objective sources and typically reflect management’s estimates and assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash held in Trust Account. The Company’s Trust Account is maintained with a high-quality financial institution, with the compositions and maturities of the Trust Account’s investments are regularly monitored by management.

Derivative warrant liabilities and forward purchase agreement

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

The Company evaluated the Public Warrants, the Private Placement Warrants, and the FPA (which are discussed in Note 4, Note 5 and Note 6) in accordance with ASC 815-40 and concluded that each contained provisions related to certain tender or exchange offers which precludes them

MASON INDUSTRIAL TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

from being accounted for as a component of equity. As the Warrants and FPA meet the definition of a derivative as contemplated in ASC 815, the Warrants and FPA were measured at fair value at inception (on the date of the IPO) and recorded as assets or liabilities on the condensed balance sheets. The Warrants and FPA are subject to remeasurement at each reporting date until exercised in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized on the statement of operation in the period of change. See Note 4, Fair Value Measurements, for more information regarding the methods used to fair value the Warrants and the FPA.

Allocation of Issuance costs

The Company accounts for the allocation of its issuance costs to its Warrants using the guidance in ASC 470-20, applied by analogy. Under this guidance, if debt or stock is issued with detachable warrants, the proceeds need to be allocated to the two instruments using either the fair value method, the relative fair value method, or the residual value method. The guidance also requires companies to use a consistent approach in allocating issuance costs between the instruments. Accordingly, the Company allocated its issuance costs of $27,903,259—consisting of $10,000,000 of underwriting fees, $17,500,000 of deferred underwriting commissions, and $403,259 of other offering costs—to the issuance of its Class A shares and Warrants in the amount of $26,581,907 and $1,321,352, respectively. Issuance costs attributed to the Warrants were expensed to the condensed statement of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4 — FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities Measured on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis. These assets and liabilities include the investments held in Trust Account, and derivative warrant liabilities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and where they are classified within the fair value hierarchy at March 31, 2021. The Company did not have any assets or liabilities that were measured at fair value on a recurring basis at December 31, 2020.

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account (1)	$500,004,759	$—	$—
Derivative forward purchase agreement (2)	$—	$—	$34,717
Liabilities:
Derivative warrant liabilities - Public Warrants (3)	$10,500,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants (4)	$—	$—	$7,315,067

(1)	The fair value of the investments held in Trust Account was based on the quoted market price.
(2)	The fair value of the derivative forward purchase agreement was based on the adjusted net assets method.
(3)	The fair value of the derivative warrant liabilities – Public Warrants was based the quoted market price for MIT.W as of the reporting date.

MASON INDUSTRIAL TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(4)	The fair value of the derivative warrant liabilities – Private Placement Warrants was based on a modified Black-Scholes model.

Investments held in Trust Account. At March 31, 2021, the investments held in Trust Account were entirely comprised of U.S. Treasury Bills. During the three months ended March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

Derivative warrant liabilities. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the condensed balance sheets. The derivative warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

Initial Measurement

The estimated fair value of the Public Warrants and the Private Warrants on February 2, 2021 was estimated using a Binomial Lattice and modified Black-Scholes valuation model, respectively. At their initial measurement, the Warrants were classified as Level 3 inputs due to the use of unobservable inputs.

The following table presents information and assumptions used to determine the estimated fair values of the Warrants at the initial measurement date, February 2, 2021, using the pricing models:

February 2, 2021 (Initial Measurement)
Strike price	$11.50
Term (in years)	5.2
Risk-free rate	0.7%
Volatility	25.5%
Dividend yield	0.0%
Fair value of Public Warrants	$1.41
Fair value of Private Placement Warrants	$1.50

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker MIT.W. The fair value of the Private Warrants continues to be estimated using a modified Black-Scholes valuation model and is classified as Level 3 due to the use of unobservable inputs.

The following table presents information and assumptions used in the modified Black-Scholes valuation model to determine the estimated fair value of the Private Placement Warrants as of March 31, 2021:

March 31, 2021
Strike price	$11.50
Term (in years)	5.2
Risk-free rate	1.2%
Volatility	15.0%
Dividend yield	0.0%
Fair value of Private Placement Warrants	$0.83

The following contains additional information regarding the inputs used in the pricing models:

•	Term – the expected life of the warrants was assumed to be equivalent to their remaining contractual term.

•	Risk-free rate – the risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants.

•

Volatility – the Company estimated the volatility of its common stock warrants based on implied volatility and actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the Warrants.

•	Dividend yield – the dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Private Placement Warrants.

Due to the use of quoted prices in an active market (Level 1) to measure the fair values of the Public Warrants subsequent to initial measurement, the Company had transfers out of Level 3 totaling $13.0 million during the period from February 2, 2021 through March 31, 2021.

MASON INDUSTRIAL TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The change in fair value of the derivative warrant liabilities through March 31, 2021 is as follows:

	Public Warrants	Private Placement Warrants	Total Derivative Warrant Liability
Derivative warrant liabilities at December 31, 2020	$—	$—	$—
Issuance of Public and Private Warrants	23,500,000	13,220,001	36,720,001
Change in fair value of warrant liabilities	(13,000,000)	(5,904,934)	(18,904,934)

Derivative warrant liabilities at March 31, 2021	$10,500,000	$7,315,067	$17,815,067

Derivative forward purchase agreement. The FPA is accounted for as a derivative instrument in accordance with ASC 815-40 and is presented as a derivative forward purchase agreement asset or liability on the condensed balance sheets. The FPA was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of forward purchase agreement in the condensed statement of operations.

The FPA was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $80.0 million, pursuant to the FPA, is discounted to present value and compared to the fair value of the common stock and warrants to be issued pursuant to the FPA. The fair value of the common stock and warrants to be issued under the FPA were based on the public trading price of the Units issued in the IPO. The excess (liability) or deficit (asset) of the fair value of the common stock and warrants to be issued compared to the $80.0 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPA is the probability of consummation of the Business Combination. As of February 2, 2021 and March 31, 2021, the probability assigned to the consummation of the Business Combination was 90%, which was determined based on observed success rates of business combinations for special purpose acquisition companies.

The change in fair value of the derivative forward purchase agreement through March 31, 2021 is as follows:

FPA Asset (Liability)
Derivative forward purchase agreement at December 31, 2020	$—
Executed forward purchase agreement in connection with IPO	(327,414)
Change in fair value of the derivative forward purchase agreement	362,131

Derivative forward purchase agreement at March 31, 2021	$34,717

Fair Value of Other Financial Instruments

The carrying value of cash, accounts payable and accrued expenses are considered to be representative of their respective fair values due to the nature of and short-term maturities of those instruments.

NOTE 5 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2021, there were 3,774,438 shares of Class A common stock issued and outstanding (excluding 46,225,562 shares of Class A common stock subject to possible redemption).

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

In addition, 46,225,562 shares of Class A common stock are redeemable upon the consummation of the Company’s initial Business Combination, subject to limitation described in Note 1. In addition, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will cease all operations except for the purpose of winding up and redeem the shares of Class A common stock at a per-share price equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding Public Shares (see Note 1, Description of Organization and Business Operations, for more information). The Company classified the shares of Class A common stock subject to redemption rights as temporary equity in the event of the consummation of the Company’s initial Business Combination is not solely within the control of the Company.

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2020, 12,937,500 shares of Class B common stock were issued and outstanding, of which 1,687,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised. These amounts have been retroactively adjusted to reflect the January 28, 2021 stock dividend of 0.125 shares, described in Note 6, Related Party Transactions.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders, except as required by law.

The Sponsor, the Company’s officers and directors entered into a letter agreement with the Company, pursuant to which they agreed (i) to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business Combination, (ii) to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s certificate of incorporation and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to their Public Shares if the Company fails to complete the initial Business Combination within such time period.

MASON INDUSTRIAL TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Warrants — Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the U.S Securities and Exchange Commission a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may redeem the Public Warrants (except with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	at any time during the exercise period;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

if, and only if, the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

•	If, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 6 — RELATED PARTY TRANSACTIONS

Founder Shares

On September 15, 2020, the Sponsor purchased 11,500,000 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000, or approximately $0.002 per share. The Sponsor has agreed to forfeit up to 1,500,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. On January 28, 2021, the Company effected a

MASON INDUSTRIAL TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

stock dividend of 0.125 shares of Class B common stock, resulting in the Sponsor holding an aggregate of 12,937,500 Founder Shares (up to 1,687,500 Founder Shares of which are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised), representing an adjusted purchase price of approximately $0.002 per share. The financial statement has been retroactively restated to reflect the stock dividend.

On January 29, 2021, the Sponsor forfeited 437,500 Founder Shares as a result of the underwriters’ election to partially exercise their over-allotment option.

The Founder Shares are identical to the Class A common stock included in the Units being sold in the IPO except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination, on a one-for-one basis, subject to adjustments pursuant to certain anti-dilution rights, and the Founder Shares are subject to certain transfer restrictions.

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 180 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement

As described in Note 1, Description of Organization and Business Operations, the Company sold Private Placement Warrants simultaneously with the closing of the IPO. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants were added to the proceeds from the IPO to be held in the Trust Account. If the initial Business Combination is not completed within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

The Private Placement Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The Private Placement Warrants are not transferrable, assignable or salable until 30 days after the completion of the initial Business Combination.

Forward Purchase Agreement

As described in Note 1, Description of Organization and Business Operations, the Company entered into an FPA with the Sponsor simultaneously with the closing of the IPO, pursuant to which the Sponsor committed that it will purchase up to 8,000,000 FPA Units, consisting of one share of Class A common stock and one-third of one warrant to purchase one share of Class A common stock for $10.00 per unit, or an aggregate amount of up to $80,000,000, in a private placement that will close concurrently with the closing of the initial Business Combination. In addition, the Sponsor’s commitment under the FPA will be subject to approval, prior to entering into a definitive agreement for the initial Business Combination, of Mason Capital Management LLC, an affiliate of the managing member of the Sponsor. The proceeds from the sale of the FPA Units, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the initial Business Combination, will be used to satisfy the cash requirements of the initial Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, the Sponsor may purchase less than 8,000,000 FPA Units. In addition, the Sponsor’s commitment under the FPA will be subject to approval, prior to entering into a definitive agreement for the initial Business Combination, of Mason Capital Management LLC, an affiliate of the managing member of the Sponsor. The FPA Shares will be identical to the shares of Class A common stock included in the units being sold in this offering, except that they will be subject to transfer restrictions and registration rights. The FPA Warrants will have the same terms as the Private Placement Warrants so long as they are held by the Sponsor or its permitted assignees and transferees.

Related Party Loan

The Company’s Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This Note was non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the IPO. The outstanding balance under the Note of $300,000 was repaid in full on February 16, 2021.

MASON INDUSTRIAL TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In order to fund working capital deficiencies or finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1.5 million of the Working Capital Loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. To date, the Company has had no Working Capital Loans outstanding.

NOTE 7 — INCOME TAXES

The Company’s provision for income taxes for the three months ended March 31, 2021 is based on the estimated annual effective tax rate, in addition to discrete items. As of March 31, 2021 and December 31, 2020, the Company has provided a valuation allowance against its net deferred tax assets that it believes, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the condensed financial statements.

NOTE 8 — NET INCOME PER COMMON SHARE

The Company applies the two-class method in calculating earnings per share. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The calculation of diluted income per share does not consider the effect of warrants sold in the IPO and Private Placement since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings per share is the same as basic earnings per share for the period presented. The Warrants are exercisable to purchase 25,480,001 shares of Class A common stock.

The Company’s statement of operations includes a presentation of income per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for redeemable Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of redeemable Class A common stock outstanding since original issuance.

Net income per common share, basic and diluted, for non-redeemable Class A and Class B common stock is calculated by dividing the net income, adjusted for income or loss attributable to redeemable Class A common stock, by the weighted average number of non-redeemable Class A and Class B common stock outstanding for the period. Class B common stock includes the Founder Shares, defined below, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

MASON INDUSTRIAL TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation of Net Income per Common Share

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A common stock
Interest income earned on Trust Account	$4,222
Less: Applicable franchise and income taxes	(4,222)

Net income attributable to Redeemable Class A common stock	$—
Denominator: Weighted Average Stock Outstanding, Redeemable Class A common stock
Basic and diluted weighted average shares outstanding, Redeemable Class A common stock	44,355,414
Basic and diluted net income per share, Redeemable Class A common stock	$0.00

Non- redeemable Common Stock
Numerator: Net income minus net earnings
Net income	$17,723,284
Less: Net income allocable to Redeemable Class A common stock	—

Net income attributable to non- redeemable common stock shareholders	$17,723,284
Denominator: Weighted Average Stock Outstanding, non- redeemable common stock
Basic and diluted weighted average shares outstanding, non- redeemable common stock	16,274,105
Basic and diluted net income per share, non- redeemable common stock	$1.09

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement, dated January 28, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $10.0 million, with an additional fee (the “Deferred Discount”) of 3.5% of the gross offering proceeds payable upon the Company’s completion of an initial Business Combination. This Deferred Discount of $17.5 million has been recorded as Deferred Underwriting Commissions in the balance sheet as of March 31, 2021. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we,” “us,” “company” or “our company” are to Mason Industrial Technology, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

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

Our sponsor is affiliated with and controlled by Mason Capital, a registered investment adviser under the Investment Advisers Act of 1940, as amended, which was established in 2000 and had over $1.4 billion of assets under management as of March 31, 2021.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from our inception through the date of our IPO, February 2, 2021, was in preparation for our IPO. Since our IPO, our activity has been limited to the evaluation of Business Combination candidates. We do not expect to generate any operating revenues until the closing and completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of $17,723,284, which was primarily driven by a $18,904,934 gain from changes in fair value of derivative warrant liabilities, a $362,131 gain from changes in fair value of the derivative FPA, and $4,759 of interest income on marketable securities held in the Trust Account. This was partially offset by $108,877 in operating costs, $118,310 of franchise tax expense, and $1,321,353 of issuance costs attributed to the Warrants.

As described in Note 3, Summary of Significant Accounting Policies, in “Part 1. Financial Information – Item 1. Financial Statements,” we account for (i) the Warrants issued in connection with our IPO and Private Placement and (ii) the forward purchase agreement as derivative instruments which were initially recorded at their fair value. These derivative instruments are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

Liquidity and Capital Resources

Prior to the completion of the IPO, our liquidity needs were satisfied through receipt of $25,000 from the sale of Founder Shares to Mason Industrial Sponsor LLC, or the “Sponsor”.

On February 2, 2021, we consummated the IPO of 50,000,000 Units at a price of $10.00 per Unit generating net proceeds of $472,096,741. Transaction costs were $27,903,259, including $10,000,000 of underwriting fees, $17,500,000 of deferred underwriting fees and $403,259 of other offering costs in connection with the IPO. Simultaneously with the closing of the IPO, we consummated the sale of 8,813,334 Private Placement Warrants to our Sponsor at a price of $1.50 per warrant, generating gross proceeds of $13,220,000. Following the IPO and the sale of the Private Placement Warrants, a total of $500,000,000 was placed in a Trust Account and following the payment of certain transaction expenses.

For the three months ended March 31, 2021, cash used in operating activities was $867,135. Net income of $17,723,284 was impacted by the non-cash changes in fair value of the derivative warrant liability and forward purchase agreement of $18,904,934 and $362,131, respectively, and the issuance costs attributed to the warrant liabilities of $1,321,353. Additionally, changes in operating assets and liabilities provided $639,948 of cash used in operating activities.

As of March 31, 2021, we had cash and marketable securities in the Trust Account of $500,004,759. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest from the trust account to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $1,691,829 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies and/or finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Related Party Transactions

Please refer to Note 6, Related Party Transactions, in “Part 1. Financial Information – Item 1. Financial Statements” for a discussion of our related party transactions with the Founder Shares and the Private Placement.

Critical Accounting Policies and Estimates

Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See “Note 2—Summary of Significant Account Policies” in our 2020 Form 10-K, for a discussion of the estimates and judgments necessary in our accounting for common stock subject to possible redemption, and net income (loss) per common share. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our condensed financial statements contained in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the condensed financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

Recent Accounting Pronouncements

Please refer to Note 3, Summary of Significant Accounting Policies, in “Part 1. Financial Information – Item 1. Financial Statements” for a discussion of recent accounting pronouncements and their anticipated effect on our business.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any significant market or interest rate risk. The net proceeds of the Initial Public Offering and Over-Allotment, respectively, included in the Trust Account, have been invested in cash and may be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2021.

Our internal control over financial reporting did not result in the proper accounting classification of the Warrants and the forward purchase agreement which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in February 2021.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Public Warrants, the Private Placement Warrants and the forward purchase agreement. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 17, 2021, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our warrants and forward purchase agreement are accounted for as derivatives and the changes in value of our warrants and forward purchase agreement could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of (i) our public warrants, (ii) our private placement warrants, and (iii) our forward purchase agreement, and determined to classify the warrants and forward purchase agreement as derivatives measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our condensed balance sheet as of March 31, 2021 contained elsewhere in this Quarterly Report are derivatives related to embedded features contained within our warrants and forward purchase agreement. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants and forward purchase agreement each reporting period and that the amount of such gains or losses could be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

In connection with the consummation of our initial public offering, our sponsor entered into a forward purchase agreement with us pursuant to which our sponsor committed to purchase from us up to 8,000,000 forward purchase units, consisting of one share of Class A common stock (the “forward purchase shares”) and one-third of one warrant to purchase one share of Class A common stock (the “forward purchase warrants”), for $10.00 per unit, or an aggregate amount of up to $80,000,000, in a private placement that will close concurrently with the closing of our initial business combination. In addition, the Sponsor’s commitment under the FPA will be subject to approval, prior to entering into a definitive agreement for the initial Business Combination, of Mason Capital Management LLC, an affiliate of the managing member of the Sponsor. The proceeds from the sale of these forward purchase units, together with the amounts available to us from the trust account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by us in connection with the business combination, will be used to satisfy the cash requirements of the business combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the trust account and other financing are sufficient for such cash requirements, our sponsor may purchase less than 8,000,000 forward purchase units. In addition, our sponsor’s commitment under the forward purchase agreement will be subject to approval, prior to our entering into a definitive agreement for our initial business combination, of Mason Capital. The forward purchase shares will be identical to the shares of Class A common stock included in the units sold in our initial public offering, except that they will not be transferable, assignable or salable until 30 days after the completion of our initial business combination and will be subject to registration rights. The forward purchase warrants have the same terms as the private placement warrants so long as they are held by our sponsor or its permitted assignees and transferees.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On February 2, 2021, we consummated our initial public offering of 50,000,000 units, including 5,000,000 units from the underwriters’ partial exercise of the over-allotment option, at $10.00 per unit, generating gross proceeds of $500.0 million. Citigroup Global Markets Inc. and Jefferies LLC acted as the representatives of the several underwriters in the initial public offering. The securities sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-252051) and a registration statement on Form S-1MEF. The SEC declared the registration statement on Form S-1 effective on January 28, 2021.

Substantially concurrently with the closing of the initial public offering, we consummated the private placement to our sponsor of 8,813,334 private placement warrants, at a price of $1.50 per private placement warrant, generating gross proceeds of $13.22 million.

In connection with the initial public offering, we incurred offering costs of approximately $27.9 million (including deferred underwriting commissions of approximately $17.5 million). Other incurred offering costs consisted principally of preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, $500.0 million of the net proceeds from our initial public offering and certain of the proceeds from the private placement of the private placement warrants (or $10.00 per unit sold in the initial public offering) was placed in the trust account.

There has been no material change in the planned use of the proceeds from the initial public offering and private placement as is described in our final prospectus related to the initial public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
***	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASON INDUSTRIAL TECHNOLOGY, INC.

Date: May 24, 2021	By:	/s/ Derek Satzinger
Name: Derek Satzinger
Title: Chief Financial Officer