Form 10-Q
period 2021-06-30
Mason Industrial Technology, Inc.
filed 2021-07-29
CIK 1826058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
771-1200
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant to purchase one share of Class A common stock	MIT.U	New York Stock Exchange
Class A common stock, par value $0.0001 per share Redeemable warrants exercisable for one share of Class A common stock at an exercise price of $11.50	MIT MIT.W	New York Stock Exchange New York Stock Exchange
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
of the Exchange Act).     Yes  ☒     No  ☐
As of
Ju
l
y 2
3
, 2021, 50,000,000 Class A ordinary shares, par value $0.0001 per share, and 12,500,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Mason Industrial Technology, Inc.
Quarterly Report on Form
10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Information
MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$1,511,389	$167,224
Prepaid expenses	532,000	274,442

Total current assets	2,043,389	441,666

NONCURRENT ASSETS
Cash held in trust account	500,012,358	—
Other assets	304,616	—
Derivative forward purchase agreement	292,812	—

Total noncurrent assets	500,609,786	—

TOTAL ASSETS	$502,653,175	$441,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILTIES
Accounts payable	$2,216	$75,000
Accrued deferred offering costs	—	125,000
Franchise tax payable	168,310	—
Note payable – related party	—	300,000

Total current liabilities	170,526	500,000

LONG-TERM LIABILTIES
Deferred underwriting commissions	17,500,000	—
Derivative warrant liabilities	23,020,134	—

Total liabilities	40,690,660	500,000

Commitments and Contingencies
Class A common stock, $0.0001 par value; 45,696,251 and 0 shares as of June 30, 2021 and December 31, 2020, respectively, subject to possible redemption at $10.00 per share	456,962,510	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 4,303,749 and 0 shares issued and outstanding (excluding 45,696,251 and 0 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	430	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 12,500,000 and 12,937,500 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,250	1,294
Additional paid-in capital	—	23,706
Retained earnings (Accumulated deficit)	4,998,325	(83,334)

Total stockholders’ equity (deficit)	5,000,005	(58,334)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$502,653,175	$441,666

The accompanying notes are an integral part of these condensed financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC
CONDENSED STATEMENT
S
 OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
OPERATING EXPENSES
General and administrative expenses	$303,740	$412,617
Franchise tax expense	50,000	168,310

Total operating expenses	(353,740)	(580,927)

OTHER INCOME (EXPENSE)
Interest income on marketable securities held in Trust Account	7,599	12,358
Underwriting discounts and offering costs attributed to derivative warrant liability	—	(1,321,353)
Change in fair value of derivative warrant liabilities	(5,205,067)	13,699,867
Change in fair value of derivative forward purchase agreement	258,095	620,226

Total other income (expense)	(4,939,373)	13,011,098

INCOME (LOSS) BEFORE INCOME TAX	(5,293,113)	12,430,171
Income tax expense (benefit)	—	—

NET INCOME (LOSS)	$(5,293,113)	$12,430,171

Basic and diluted weighted average shares outstanding, Redeemable Class A common stock	46,219,745	45,501,726
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.00	$0.00
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	16,280,255	16,277,197
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.33)	$0.76
The accompanying notes are an integral part of these condensed financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

						Retained Earnings (Accumulated Deficit)
					Additional Paid-in Capital		Total Stockholders’ Equity
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount

Balance— Jan uary 1, 202 1	—	$—	12,937,500	$1,294	$23,706	$(83,334)	$(58,334)
Sale of units in initial public offering, net of offering costs and initial fair value of public warrants	50,000,000	5,000	—	—	449,913,092	—	449,918,092
Forfeiture of Founder Shares	—	—	(437,500)	(44)	44	—	—
Initial classification of derivative forward purchase agreement					(327,414)		(327,414)
Initial classification of common stock subject to possible redemption	(44,322,018)	(4,432)	—	—	(443,215,748)	—	(443,220,180)
Change in common stock subject to possible redemption	(1,903,544)	(191)	—	—	(6,393,680)	(12,641,569)	(19,035,440)
Net income	—	—	—	—	—	17,723,284	17,723,284

Balance—March 31, 2021	3,774,438	$377	12,500,000	$1,250	—	$4,998,381	$5,000,008

Change in Common Stock subject to possible redemption	529,311	53	—	—	—	5,293,057	5,293,110
Net loss	—	—	—	—	—	(5,293,113)	(5,293,113)

Balance—June 30, 2021	4,303,749	$430	12,500,000	$1,250	$—	$4,998,325	$5,000,005

The accompanying notes are an integral part of these condensed financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

Six Months Ended
June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,430,171
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(12,358)
Underwriting discounts and offering costs attributed to warrant liability	1,321,353
Change in fair value of derivative warrant liabilities	(13,699,867)
Change in fair value of derivative forward purchase agreement	(620,226)
Changes in operating assets and liabilities:
Prepaid expenses	(257,558)
Accounts payable and accrued expenses	(72,784)
Other assets	(304,616)
Franchise tax payable	168,310

Net cash used in operating activities	(1,047,575)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	(500,000,000)

Net cash used in investing activities	(500,000,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	489,596,740
Proceeds from sale of Private Placement Warrants	13,220,000
Repayment of note payable – related party	(300,000)
Payment of offering costs	(125,000)

Net cash provided by financing activities	502,391,740

NET CHANGE IN CASH	1,344,165
CASH, BEGINNING OF PERIOD	167,224

CASH, END OF PERIOD	$1,511,389

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Initial classification of derivative warrant liability	$36,720,001
Initial classification of derivative forward purchase agreement	$327,414
Initial classification of common stock subject to possible redemption	$443,220,180
Change in value of common stock subject to possible redemption	$13,742,330
Deferred underwriting fees charged to additional paid in capital	$17,500,000
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
As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, its Initial Public Offering (the “IPO”) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash from the proceeds derived from the IPO (see below for more information on the IPO), and recognizes changes in the fair value of warrant liabilities and forward purchase agreement
as other income (expense).
Corporate Organization and Initial Public Offering
The Company was incorporated in Delaware on August 31, 2020. The Company’s sponsor is Mason Industrial Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).
On February 2, 2021, the Company consummated its IPO of 50,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, raising $500.0 million of gross proceeds. Of the 50,000,000 units issued, 45,000,000 Units were included in the Company’s initial offering, and 5,000,000 Units resulted from the underwriter partially exercising its over- allotment option. The net proceeds of the IPO were $472.1 million, after deducting expenses and underwriting discounts and commissions of approximately $27.9 million, which includes $17.5 million in deferred underwriting commissions (see Note
8
,
Commitments and Contingencies
, for more information).
Public Warrants
Each Unit consists of one share of Class A common stock and
one-third
of one redeemable warrant (each, a “Public Warrant” and, collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. In addition, if (x) the Company issues additional shares of Class A common stock for capital raising purposes in connection with the closing of the Company’s Initial Business Combination at an issue or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or their affiliates, without taking into account any shares of Class B common stock held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the amount that is the total equity proceeds (and interest thereon) , available for the funding of the Initial Business Combination on the date of the consummation (net of redemptions) and (z) the volume- weighted average trading price of the Company’s Class A common stock during the
20-trading-day
period starting on the trading day prior to the date on which the Company consummates its Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted, to the nearest cent, to 115% of the higher of the Newly Issued Price and the Market Value, and the $18.00 per share redemption trigger price described below will be adjusted, to the nearest cent, to be equal to 180% of the higher of the Newly Issued Price and the Market Value.
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
5
,
Related Party Transactions
, for more information). The Private Placement Warrants are identical to the Warrants included in the Units sold in the IPO, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale.
Forward Purchase Agreement
Simultaneously with the closing of the IPO, the Company entered into a Forward Purchase Agreement (the “FPA”) with the Sponsor, pursuant to which the Sponsor committed that it will purchase up to 8,000,000 forward purchase units (the “FPA Units”), consisting of one share of Class A common stock (the “FPA Share”) and one-third
of one warrant to purchase one share of Class A common stock (the “FPA Warrant”) for $10.00 per unit, or an aggregate amount of up to $80,000,000, in a private placement that will close concurrently with the closing of the initial Business Combination (see Note 6,
Related Party Transactions
, for more information). In addition, the Sponsor’s commitment under the FPA will be subject to approval, prior to entering into a definitive agreement for the initial Business Combination, of Mason Capital Management LLC, an affiliate of the managing member of the Sponsor. The FPA Shares will be identical to the shares of Class A common stock included in the units being sold in this offering, except that they will be subject to transfer restrictions and registration rights. The FPA Warrants will have the same terms as the Private Placement Warrants so long as they are held by the Sponsor or its permitted assignees and transferees.
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
Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the IPO and the Private Placement will not be released from the Trust Account until the earlier of: (i) the completion of the Company’s Initial Business Combination; (ii) the redemption of any shares of the Public Shares that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of Public Shares if the Company does not complete its Initial Business Combination within 24 months from the closing of the IPO (or 30 months from the closing of the IPO if the Company has executed a letter of intent, agreement in principle or definitive agreement for the initial Business Combination within 24 months from the closing of the IPO but has not completed the initial Business Combination within such 24 month period) (the “Combination Period
”)
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

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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
The Sponsor and the Company’s directors, director nominees and officers have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below in Note
5
,
Related Party Transactions
) held by them if the Company fails to complete an initial Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the Combination Period.
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
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Cash held in Trust Account
At June 30, 2021, the Company had $500.0 million in cash held in the Trust Account that were held in U.S. Treasury Bills.
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
Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g., the
Black-Scholes
model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, foreign exchange rates, and forward and spot prices for currencies. Examples of Level 2 inputs include nonexchange-traded derivatives such as over-the-counter
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
The Company evaluated the Public Warrants, the Private Placement Warrants, and the FPA (which are discussed in Note
3
, Note
4
and Note
5
) in accordance with ASC
815-40
and concluded that each contained provisions related to certain tender or exchange offers which precludes them

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

from being accounted for as a component of equity. As the Warrants and FPA meet the definition of a derivative as contemplated in ASC 815, the Warrants and FPA were measured at fair value at inception (on the date of the IPO) and recorded as assets or liabilities on the condensed balance sheets. The Warrants and FPA are subject to remeasurement at each reporting date until exercised in accordance with ASC 820,
Fair Value Measurement
, with changes in fair value recognized on the statement of operation in the period of change. See Note
3
,
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
s
of operations.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
Recently issued accounting standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The new standard is effective for the Company on January 1, 2024, although early adoption is permitted. The ASU allows the use of the modified retrospective method or the fully retrospective method. The Company is still in the process of evaluating the impact of this new standard; however, the Company does not believe the initial impact of adopting the standard will result in any changes to the Company’s statements of financial position, operations or cash flows.
NOTE
3
— FAIR VALUE MEASUREMENTS
Financial Assets and Liabilities Measured on a Recurring Basis
Certain assets and liabilities are reported at fair value on a recurring basis. These assets and liabilities include the investments held in Trust Account, and derivative warrant liabilities.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and where they are classified within the fair value hierarchy at June 30, 2021. The Company did not have any assets or liabilities that were measured at fair value on a recurring basis at December 31, 2020.

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account (1)	$500,012,358	$—	$—
Derivative forward purchase agreement (2)	$—	$—	$292,812
Liabilities:
Derivative warrant liabilities—Public Warrants (3)	$15,000,000	$—	$—
Derivative warrant liabilities—Private Placement Warrants (4)	$—	$—	$8,020,134

(1)	The fair value of the investments held in Trust Account was based on the quoted market price.
(2)	The fair value of the derivative forward purchase agreement was based on the forward price formula .
(3)	The fair value of the derivative warrant liabilities – Public Warrants was based the quoted market price for MIT.W as of the reporting date.
(4)	The fair value of the derivative warrant liabilities – Private Placement Warrants was based on a modified Black-Scholes model.

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Investments held in Trust Account
.
At June 30, 2021, the investments held in Trust Account were entirely comprised of U.S. Treasury Bills. During the three and six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.
Derivative warrant liabilities
.
The Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within derivative warrant liabilities on the condensed balance sheets. The derivative warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement
s
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
Subsequent Measurement
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker MIT.W. The fair value of the Private Warrants continues to be estimated using a modified
Black-Scholes
valuation model and is classified as Level 3 due to the use of unobservable inputs.
The following table presents information and assumptions used in the modified
Black-Scholes
valuation model to determine the estimated fair value of the Private Placement Warrants as of June 30, 2021:

June 30, 2021
Strike price	$11.50
Term (in years)	5.2
Risk-free rate	1.0%
Volatility	15.5%
Dividend yield	0.0%
Fair value of Private Placement Warrants	$0.91
The following contains additional information regarding the inputs used in the pricing models:

•	Term – the expected life of the warrants was assumed to be equivalent to their remaining contractual term.

•	Risk-free rate – the risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants.

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

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The change in fair value of the derivative warrant liabilities through June 30, 2021 is as follows:

	Public Warrants	Private Placement Warrants	Total Derivative Warrant Liability
Derivative warrant liabilities at January 1, 2021	$—	$—	$—
Issuance of Public and Private Warrants (1)	23,500,000	13,220,001	36,720,001
Change in fair value of warrant liabilities	(13,000,000)	(5,904,934)	(18,904,934)

Derivative warrant liabilities at March 31, 2021	$10,500,000	$7,315,067	$17,815,067
Change in fair value of warrant liabilities	4,500,000	705,067	5,205,067

Derivative warrant liabilities at June 30, 2021	$15,000,000	$8,020,134	$23,020,134

(1)	– during the 1 st quarter of 2021, these warrants were transferred from Level 3 in the fair value hierarchy to Level 1 in the fair value hierarchy
Derivative forward purchase agreement
.
The FPA is accounted for as a derivative instrument in accordance with ASC
815-40
and is presented as a derivative forward purchase agreement asset or liability on the condensed balance sheets. The FPA was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of forward purchase agreement in the condensed statement
s
of operations.
The FPA was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $80.0 million, pursuant to the FPA, is discounted to present value and compared to the fair value of the common stock and warrants to be issued pursuant to the FPA. The fair value of the common stock and warrants to be issued under the FPA were based on the public trading price of the Units issued in the IPO. The excess (liability) or deficit (asset) of the fair value of the common stock and warrants to be issued compared to the $80.0 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPA is the probability of consummation of the Business Combination. As of June 30, 2021, the probability assigned to the consummation of the Business Combination was 90%, which was determined based on observed success rates of business combinations for special purpose acquisition companies.
The change in fair value of the derivative forward purchase agreement through June 30, 2021 is as follows:

FPA Asset (Liability)
Derivative forward purchase agreement at January 1, 2021	$—
Executed forward purchase agreement in connection with IPO	(327,414)
Change in fair value of the derivative forward purchase agreement	362,131

Derivative forward purchase agreement at March 31, 2021	34,717
Change in fair value of the derivative forward purchase agreement	258,095

Derivative forward purchase agreement at June 30, 2021	$292,812

Fair Value of Other Financial Instruments
The carrying value of cash, accounts payable and accrued expenses are considered to be representative of their respective fair values due to the nature of and short-term maturities of those instruments.
NOTE
4
— STOCKHOLDERS’ EQUITY
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2021, there were 4,303,749 shares of Class A common stock issued and outstanding (excluding 45,696,251 shares of Class A common stock subject to possible redemption).

There was no Class A Common Stock outstanding as of December 31, 2020.
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

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In addition, 45,696,251 shares of Class A common stock are redeemable upon the consummation of the Company’s initial Business Combination, subject to limitation described in Note 1
,
Description of Organization and Business Operations
.
In addition, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will cease all operations except for the purpose of winding up and redeem the shares of Class A common stock at a per-share
price equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding Public Shares (see Note 1,
Description of Organization and Business Operations
, for more information). The Company classified the shares of Class A common stock subject to redemption rights as temporary equity in the event of the consummation of the Company’s initial Business Combination is not solely within the control of the Company.
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
5
,
Related Party Transactions
.
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
5
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
On January 29, 2021, the Sponsor forfeited 437,500 Founder Shares as a result of the underwriters’ election to partially exercise their over- allotment option.
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
Private Placement
As described in Note 1,
Description of Organization and Business Operations
, the Company sold Private Placement Warrants simultaneously with the closing of the IPO. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants were added to the proceeds from the IPO to be held in the Trust Account. If the initial Business Combination is not completed within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
The Private Placement Warrants are
non-redeemable
and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The Private Placement Warrants are not transferrable, assignable or salable until 30 days after the completion of the initial Business Combination.
Forward Purchase Agreement
As described in Note 1,
Description of Organization and Business Operations
, the Company entered into an FPA with the Sponsor simultaneously with the closing of the IPO, pursuant to which the Sponsor committed that it will purchase up to 8,000,000 FPA Units, consisting of one share of Class A common stock and one-third
of one warrant to purchase one share of Class A common stock for $10.00 per unit, or an aggregate amount of up to $80,000,000, in a private placement that will close concurrently with the closing of the initial Business Combination. In addition, the Sponsor’s commitment under the FPA will be subject to approval, prior to entering into a definitive agreement for the initial Business Combination, of Mason Capital Management LLC, an affiliate of the managing member of the Sponsor. The proceeds from the sale of the FPA Units, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the initial Business Combination, will be used to satisfy the cash requirements of the initial Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, the Sponsor may purchase less than 8,000,000 FPA Units. In addition, the Sponsor’s commitment under the FPA will be subject to approval, prior to entering into a definitive agreement for the initial Business Combination, of Mason Capital Management LLC, an affiliate of the managing member of the Sponsor. The FPA Shares will be identical to the shares of Class A common stock included in the units being sold in this offering, except that they will be subject to transfer restrictions and registration rights. The FPA Warrants will have the same terms as the Private Placement Warrants so long as they are held by the Sponsor or its permitted assignees and transferees.
Consulting Agreement
On May 1, 2021, Mason Capital Management LLC, an affiliate of the managing member of the Sponsor, entered into a two-year (the “Initial Term”) consulting agreement with Philip Whitehead, the Vice Chairman of

t
he Company’s Board of Directors, pursuant to which Mason Capital Management LLC agreed to pay Mr. Whitehead a consulting fee of $250,000 per year in exchange for his consulting services to assist Mason Capital Management LLC in evaluating investment opportunities.
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

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE
6
— INCOME TAXES
The Company’s provision for income taxes for the three and six months ended June 30, 2021 is based on the estimated annual effective tax rate, in addition to discrete items. As of June 30, 2021 and December 31, 2020, the Company has provided a valuation allowance against its net deferred tax assets that it believes, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the condensed financial statements.
NOTE
7
— NET INCOME (LOSS) PER COMMON SHARE
The Company applies the
two-class
method in calculating earnings per share. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of warrants sold in the IPO and Private Placement since their inclusion would be anti-dilutive under the two-class
method. As a result, diluted earnings per share is the same as basic earnings per share for the period presented. The Warrants are exercisable to purchase 25,480,001 shares of Class A common stock.
The Company’s statement
s
of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class
method of income (loss) per share. Net income (loss) per common share, basic and diluted, for redeemable Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of redeemable Class A common stock outstanding since original issuance.
Net income (loss) per common share, basic and diluted, for
non-redeemable
Class A and Class B common stock is calculated by dividing the net income (loss), adjusted for income or loss attributable to redeemable Class A common stock, by the weighted average number of non-redeemable
Class A and Class B common stock outstanding for the period. Class B common stock includes the Founder Shares, defined below, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Reconciliation of Net Income (loss) per Common Share
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A common stock
Interest income earned on Trust Account	$7,024	$11,246
Less: Applicable franchise and income taxes	(7,024)	(11,246)

Net income attributable to Redeemable Class A common stock	$—	$—
Denominator: Weighted Average Stock Outstanding, Redeemable Class A
Basic and diluted weighted average shares outstanding, Redeemable Class A	46,219,745	45,501,726

Basic and diluted net income (loss) per share, Redeemable Class A	$0.00	$0.00

Non-Redeemable Class A and Class B Common Stock
Numerator: Net income (loss) minus net earnings
Net income (loss)	$(5,293,113)	$12,430,171
Less: Net income allocable to Redeemable Class A common stock	—	—

Net income (loss) attributable to Non-Redeemable Class A and Class B common stock shareholders	$(5,293,113)	$12,430,171
Denominator: Weighted Average Stock Outstanding, Non-Redeemable Class A and Class B
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B	16,280,255	16,277,197
Basic and diluted net income (loss) per share, Non-Redeemable Class A and Class B	$(0.33)	$0.76
NOTE
8
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
Underwriting Agreement
The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $10.0 million, with an additional fee (the “Deferred Discount”) of 3.5% of the gross offering proceeds payable upon the Company’s completion of an initial Business Combination. This Deferred Discount of $17.5 million has been recorded as Deferred Underwriting Commissions in the balance sheet as of June 30, 2021. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.
NOTE
9
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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward- looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking
statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.
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
Our sponsor is affiliated with and controlled by Mason Capital, a registered investment adviser under the Investment Advisers Act of 1940, as amended, which was established in 2000 and had over $1.4 billion of assets under management as of June 30, 2021.
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

For the three months ended June 30, 2021, we had a net loss of $5,293,113, which was primarily driven by a $5,205,067 loss from changes in fair value of derivative warrant liabilities, general and administrative expenses of $303,740, and franchise tax of $50,000. The expenses were partially offset by a $258,095 gain from changes in fair value of the derivative FPA, and $7,599 of interest income on marketable securities held in the Trust Account.
For the six months ended June 30, 2021, we had net income of $12,430,171, which was primarily driven by a $13,699,867 gain from changes in fair value of derivative warrant liabilities, a $620,226 gain from changes in fair value of the derivative FPA, and $12,358 of interest income on marketable securities held in the Trust Account. This was partially offset by $412,617 in general and administrative expense, $168,310 of franchise tax expense, and $1,321,353 of issuance costs attributed to the Warrants.
As described in Note 2,
Summary of Significant Accounting Policies
, in “Part 1. Financial Information – Item 1. Financial Statements,” we account for (i) the Warrants issued in connection with our IPO and Private Placement and (ii) the forward purchase agreement as derivative instruments which were initially recorded at their fair value. These derivative instruments are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.
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
For the six months ended June 30, 2021, cash used in operating activities was $1,047,575. Net income of $12,430,171 was impacted by the non-cash changes in fair value of the derivative warrant liability and forward purchase agreement of $13,699,867 and $620,226, respectively, and the issuance costs attributed to the warrant liabilities of $1,321,353. Additionally, changes in operating assets and liabilities provided $466,648 of cash used in operating activities.
As of June 30, 2021, we had cash and marketable securities in the Trust Account of $500,012,358. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest from the trust account to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2021, we had cash of $1,511,389 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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

Related Party Transactions
Please refer to Note 5,
Related Party Transactions
, in “Part 1. Financial Information – Item 1. Financial Statements” for a discussion of our related party transactions.
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
Recent Accounting Pronouncements
Please refer to Note 2,
Summary of Significant Accounting Policies
, in “Part 1. Financial Information – Item 1. Financial Statements” for a discussion of recent accounting pronouncements and their anticipated effect on our business.
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
As of June 30, 2021, we were not subject to any significant market or interest rate risk. The net proceeds of the Initial Public Offering and Over- Allotment, respectively, included in the Trust Account, have been invested in cash and may be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2021.
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

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.
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
As a result, included on our condensed balance sheet as of June 30, 2021 contained elsewhere in this Quarterly Report are derivatives related to embedded features contained within our warrants and forward purchase agreement. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize
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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASON INDUSTRIAL TECHNOLOGY, INC.

Date: July 29, 2021	By:	/s/ Derek Satzinger
Name: Derek Satzinger
Title: Chief Financial Officer

25