Form 10-Q
period 2021-09-30
Mason Industrial Technology, Inc.
filed 2021-11-10
CIK 1826058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of November 5, 2021,
50,000,000 Class A ordinary shares, par value $0.0001 per share, and 12,500,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Mason Industrial Technology, Inc.
Quarterly Report on Form
10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Information
MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(auditied)
ASSETS
CURRENT ASSETS
Cash	$1,402,383	$167,224
Prepaid expenses	522,200	274,442

Total current assets	1,924,583	441,666

NONCURRENT ASSETS
Cash held in trust account	500,020,040	—
Other assets	174,067	—
Derivative forward purchase agreement	134,777	—

Total noncurrent assets	500,328,884	—

TOTAL ASSETS	$502,253,467	$441,666

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$8,122	$75,000
Accrued deferred offering costs	—	125,000
Franchise tax payable	218,310	—
No te payable – related party	—	300,000

Total current liabilities	226,432	500,000

LONG-TERM LIABILITIES
Deferred underwriting commissions	17,500,000	—
Derivative warrant liabilities	18,345,600	—

Total liabilities	36,072,032	500,000

Commitments and Contingencies
Redeemable Class A common stock; 50,000,000 and 0 shares as of September 30, 2021 and December 31, 2020, respectively, subject to possible redemption at $10.00 per share	500,000,000	—
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; no shares issued and outstanding (excluding 50,000,000 and 0 shares subject to possible redemption) as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 12,500,000 and 12,937,500 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,250	1,294
Additional paid-in capital	—	23,706
Accumulated deficit	(33,819,815)	(83,334)

Total Stockholders’ Deficit	(33,818,565)	(58,334)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$502,253,467	$441,666

The accompanying notes are an integral part of these condensed financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	August 31, 2020 (inception) through September 30, 2020
OPERATING EXPENSES
General and administrative expenses	$255,261	$667,878	$83,334
Franchise tax expense	50,000	218,310	—

Total operating expenses	(305,261)	(886,188)	(83,334)

OTHER INCOME (EXPENSE)
Interest income on marketable securities held in Trust Account	7,682	20,040	—
Underwriting discounts and offering costs attributed to derivative warrant liability	—	(1,321,353)	—
Change in fair value of derivative warrant liabilities	4,674,534	18,374,401	—
Change in fair value of derivative forward purchase agreement	(158,035)	462,191	—

Total other income	4,524,181	17,535,279	—

INCOME (LOSS) BEFORE INCOME TAX	4,218,920	16,649,091	(83,334)
Income tax expense (benefit)	—	—	—

NET INCOME (LOSS)	$4,218,920	$16,649,091	$(83,334)

Basic and diluted weighted average shares outstanding, Class A common stock	50,000,000	44,301,471	—
Basic and diluted net income (loss) per share, Class A common stock	$0.07	$0.29	$—
Basic and diluted weighted average shares outstanding, Class B common stock (1)	12,500,000	12,544,872	11,250,000
Basic and diluted net income (loss) per share, Class B common stock	$0.07	$0.29	$(0.01)

(1)
The weighted average shares outstanding for the period from August 31, 2020 (inception) through September 30, 2020 excludes an aggregate of up to
1,687,500
Class B common stock that was subject to forfeiture if the over-allotment option was not
exercised in full or in part by the underwriters. The underwriters partially exercised their over-allotment shares on January 29, 2021; therefore the Sponsor forfeited
437,500
Founder Shares as a result of the partial exercise of the over-allotment shares, while the remaining 1,250,000 shares were no longer subject to forfeiture and are included in the 2021 periods.

The accompanying notes are an integral part of these condensed financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(REVISED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance—December 31, 2020	—	$—	12,937,500	$1,294	$23,706	$(83,334)	$(58,334)
Forfeiture of founder shares (2)	—	—	(437,500)	(44)	44	—	—
Initial classification of derivative forward purchase agreement	—	—	—	—	(327,414)	—	(327,414)
Accretion to shares subject to possible redemption	—	—	—	—	303,664	(50,385,572)	(50,081,908)
Net income	—	—	—	—	—	17,723,284	17,723,284
Balance—March 31, 2021	—	—	12,500,000	1,250	—	(32,745,622)	(32,744,372)
Net loss	—	—	—	—	—	(5,293,113)	(5,293,113)

Balance—June 30, 2021	—	—	12,500,000	1,250	—	(38,038,735)	(38,037,485)

Net income	—	—	—	—	—	4,218,920	4,218,920

Balance—September 30, 2021	—	$—	12,500,000	$1,250	$—	$(33,819,815)	$(33,818,565)

					Additional Paid-in Capital	(Accumulated Deficit)	Total Stockholders’ Deficit
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount
Balance—August 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B stock to Sponsor (1)	—	—	12,937,500	1,294	23,706	—	25,000
Net income	—	—	—	—	—	(83,334)	(83,334)

Balance—September 30, 2020	—	$—	12,937,500	$1,294	$23,706	$(83,334)	$(58,334)

(1)
The Class B common stock includes an aggregate of up to 1,687,500
Class B common stock that was subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

(2)	On January 29, 2021 the Sponsor forfeited 437,500 Founder Shares as a result of the underwriters election to partially exercise their overallotment option.
The accompanying notes are an integral part of these condensed financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2021	August 31, 2020 (inception) through September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$16,649,091		$(83,334)
Adjustments to reconcile net income to net cash used in operating activities:			—
Interest earned on cash held in Trust Account	(20,040)		—
Underwriting discounts and transaction costs attributed to warrant liability	1,321,353		—
Change in fair value of warrant liabilities	(18,374,401)		—
Change in fair value of derivative forward purchase agreement	(462,191)		—
Changes in operating assets and liabilities:			—
Prepaid expenses	(247,758)		—
Accounts payable	(66,878)		83,334
Other assets	(174,067)		—
Franchise tax payable	218,310		—

Net cash used in operating activities	(1,156,581)		—

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	(500,000,000)		—

Net cash used in investing activities	(500,000,000)		—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	489,596,740		—
Proceeds from sale of Private Placement Warrants	13,220,000		—
Proceeds from sale of Class B common stock	—		25,000
Proceeds from issuance of note payable – related party	—		300,000
Repayment of note payable – related party	(300,000)		—
Payment of offering costs	(125,000)		(84,500)

Net cash provided by financing activities	502,391,740		240,500

NET CHANGE IN CASH	1,235,159		240,500
CASH, BEGINNING OF PERIOD	167,224		—

CASH, END OF PERIOD	$1,402,383		$240,500

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Initial classification of derivative warrant liability	$36,720,001		$—
Initial classification of derivative forward purchase agreement	$(327,414)		$—
Initial classification of common stock subject to possible redemption, as revised	$500,000,000		$—
Deferred underwriting fees charged to additional paid in capital	$17,500,000	$
Deferred offering costs included in accrued deferred offering costs	$—		$136,132
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
As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, its Initial Public Offering (the “IPO”) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash from the proceeds derived from the IPO (see below for more information on the IPO), and recognizes changes in the fair value of warrant liabilities and forward purchase agreement as other income (expense).
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
Private Placement Warrants
Simultaneously with the closing of the IPO, the Company consummated a private sale (the “Private Placement”) of 8,813,334 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) to the Sponsor at a price of $1.50 per Private Placement Warrant, generating gross proceeds of approximately $13.2 million (see Note 6,
Related Party Transactions
, for more information). The Private Placement Warrants are identical to the Warrants included in the Units sold in the IPO, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale.

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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
under the Investm
e
nt Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
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
Liquidity
As of December 31, 2020, the Company had $167,224 in cash and a working capital deficiency of $332,776. As described above, on February 2, 2021 the Company closed its IPO of 50,000,000 Units at $10.00 per Unit, generating gross proceeds of $500.0 million, and also consummated the Private Placement of 8,813,334 Private Placement Warrants to the Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of approximately $13.2 million.
The Company’s liquidity needs prior to the consummation of its IPO were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 6), and a loan of $300,000 under an unsecured and noninterest bearing promissory note (Note 6). Subsequent to the IPO, the Company’s liquidity will be satisfied through a portion of the net proceeds from IPO held outside of the Trust Account.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Initial Business Combination or to redeem a significant number of our public shares upon completion of the Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. If the Company is unable to complete an Initial Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account.
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
NOTE 2 — REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined, at the closing of the Company’s IPO and shares sold pursuant to the exercise of the underwriters’ overallotment, it had improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the IPO and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital
(to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The impact of the revision on the Company’s financial stateme
n
ts is reflected in the following table.

Balance Sheet as of March 31, 2021 (unaudited)	As previously reported	Adjustment	As revised
Class A common stock subject to redemption	$462,255,620	$37,744,380	$500,000,000
Class A Common stock	$377	$(377)	$—
Retained Earnings (Accumulated deficit)	$4,998,381	$(37,744,003)	$(32,745,622)
Total Stockholders’ Equity (deficit)	$5,000,008	$(37,744,380)	$(32,744,372)

Balance Sheet as of June 30, 2021 (unaudited)	As previously reported	Adjustment	As revised
Class A common stock subject to redemption	$456,962,510	$43,037,490	$500,000,000
Class A Common stock	$430	$(430)	$—
Retained Earnings (Accumulated deficit)	$4,998,325	$(43,037,060)	$(38,038,735)
Total Stockholders’ Equity (deficit)	$5,000,005	$(43,037,490)	$(38,037,485)

Statement of cash flows as of March 31, 2021 (unaudited)	As previously reported	Adjustment	As revised
Initial classification of common stock subject to redemption	$443,220,180	$56,779,820	$500,000,000
Change in value of common stock subject to possible redemption	(19,035,440)	19,035,440	—

Statement of cash flows as of June 30, 2021 (unaudited)	As previously reported	Adjustment	As revised
Initial classification of common stock subject to redemption	$443,220,180	$56,779,820	$500,000,000
Change in value of common stock subject to possible redemption	13,742,330	(13,742,330)	—

Earnings per share	Three months ended March 31, 2021	Three months ended June 30, 2021	Six months ended June 30, 2021
	As previously reported
Class A Common Stock
Basic and diluted net loss per share
Numerator
Allocation of net income	$—	$—	$—
Denominator
Weighted-average shares outstanding	44,355,414	46,219,745	45,501,726
Basic and diluted net income per share	$—	$—	$—

Class B Common Stock
Basic and diluted net loss per share
Numerator
Allocation of net income	$17,723,284	$(5,293,113)	$12,430,171
Denominator
Weighted-average shares outstanding	16,274,105	16,280,255	16,277,197
Basic and diluted net income per share	$1.09	$(0.33)	$0.76

Earnings per share	Three months ended March 31, 2021	Three months ended June 30, 2021	Six months ended June 30, 2021
	As revised
Class A Common Stock
Basic and diluted net loss per share
Numerator
Allocation of net income	$12,730,825	$(4,234,490)	$9,522,587
Denominator
Weighted-average shares outstanding	32,222,222	50,000,000	41,160,221
Basic and diluted net income per share	$0.40	$(0.08)	$0.23

Class B Common Stock
Basic and diluted net loss per share
Numerator
Allocation of net income	$4,992,459	$(1,058,623)	$2,907,584
Denominator		—
Weighted-average shares outstanding	12,636,111	12,500,000	12,567,680
Basic and diluted net income per share	$0.40	$(0.08)	$0.23

Earnings per share	Three months ended March 31, 2021	Three months ended June 30, 2021	Six months ended June 30, 2021
	Impact of change on calculation
Class A Common Stock
Basic and diluted net loss per share
Numerator
Allocation of net income	$(12,730,825)	$4,234,490	$(9,522,587)
Denominator
Weighted-average shares outstanding	12,133,192	(3,780,255)	4,341,505
Basic and diluted net income per share	$(0.40)	$0.08	$(0.23)

Class B Common Stock
Basic and diluted net loss per share
Numerator
Allocation of net income	$12,730,825	$(4,234,490)	$9,522,587
Denominator		—
Weighted-average shares outstanding	3,637,994	3,780,255	3,709,517
Basic and diluted net income per share	$0.69	$(0.25)	$0.53

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and should be read in conjunction with the Company’s financial statements, summary of significant accounting policies and notes included in the Company’s Annual Report on
Form 10-K
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
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.
Cash held in Trust Account
At September 30, 2021, the Company had $500.0 million in cash held in the Trust Account that were held in U.S. Treasury Bills.
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

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk con
s
ist principally of cash held in Trust Account. The Company’s Trust Account is maintained with a high-quality financial institution, with the compositions and maturities of the Trust Account’s investments are regularly monitored by management.
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
The Company evaluated the Public Warrants, the Private Placement Warrants, and the FPA (which are discussed in Note 4, Note 5 and Note 6) in accordance with ASC
815-40
and concluded that each contained provisions related to certain tender or exchange offers which precludes them from being accounted for as a component of equity. As the Warrants and FPA meet the definition of a derivative as contemplated in ASC 815, the Warrants and FPA were measured at fair value at inception (on the date of the IPO) and recorded as assets or liabilities on the condensed balance sheets. The Warrants and FPA are subject to remeasurement at each reporting date until exercised in accordance with ASC 820,
Fair Value Measurement
, with changes in fair value recognized on the statement of operation in the period of change. See Note 4,
Fair Value Measurements,
for more information regarding the methods used to fair value the Warrants and the FPA.
Allocation of Issuance costs
The Company accounts for the allocation of its issuance costs to its Warrants using the guidance in ASC
470-20,
applied by analogy. Under this guidance, if debt or stock is issued with detachable warrants, the proceeds need to be allocated to the two instruments using either the fair value method, the relative fair value method, or the residual value method. The guidance also requires companies to use a consistent approach in allocating issuance costs between the instruments. Accordingly, the Company allocated its issuance costs of $27,903,259—consisting of $10,000,000 of underwriting fees, $17,500,000 of deferred underwriting commissions, and $403,259 of other offering costs—to the issuance of its Class A shares and Warrants in the amount of $26,581,907 and $1,321,352, respectively. Issuance costs attributed to the Warrants were expensed to the condensed statements of operations.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
Franchise Tax Obligation
As a Delaware corporation, the Company’s franchise tax obligation is based on the number of shares of common stock authorized and outstanding. As of September 30, 2021 and December 31, 2020 the Company has recorded franchise taxes payable of $218,310 and $0 respectively. The Company remits these obligations to Delaware annually.
Recently issued accounting standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are req
u
ired for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The new standard is effective for the Company on January 1, 2024, although early adoption is permitted. The ASU allows the use of the modified retrospective method or the fully retrospective method. The Company is still in the process of evaluating the impact of this new standard; however, the Company does not believe the initial impact of adopting the standard will result in any changes to the Company’s statements of financial position, operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — FAIR VALUE MEASUREMENTS
Financial Assets and Liabilities Measured on a Recurring Basis
Certain assets and liabilities are reported at fair value on a recurring basis. These assets and liabilities include the investments held in Trust Account, and derivative warrant liabilities.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and where they are classified within the fair value hierarchy at September 30, 2021. The Company did not have any assets or liabilities that were measured at fair value on a recurring basis at December 31, 2020.

	Fair Value Measurement as of September 30, 2021
	Level 1	Level 2	Level 3
Assets:
Investments held in trust account (1)	$500,020,040	$—	$—
Derivative forward purchase agreements (2)	$—	$—	$134,777
Liabilities:
Derivative warrant liabilities—Public Warrants (3)	$12,000,000	$—	$—
Derivative warrant liabilities—Private Placement Warrants (4)	$—	$—	$6,345,600

(1)	The fair value of the investments held in Trust Account was based on the quoted market price.
(2)	The fair value of the derivative forward purchase agreement was based on the forward price formula.
(3)	The fair value of the derivative warrant liabilities – Public Warrants was based the quoted market price for MIT.W as of the reporting date.
(4)	The fair value of the derivative warrant liabilities – Private Placement Warrants was based on a modified Black-Scholes model.
Investments held in Trust Account
.
At September 30, 2021, the investments held in Trust Account were entirely comprised of U.S. Treasury Bills. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.
Derivative warrant liabilities
.
The Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within derivative warrant liabilities on the condensed balance sheets. The derivative warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
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
Subsequent Measurement
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker MIT.W. The fair value of the Private Warrants continues to be estimated using a modified Black-Scholes valuation model and is classified as Level 3 due to the use of unobservable inputs.
The following table presents information and assumptions used in the modified Black-Scholes valuation model to determine the estimated fair value of the Private Placement Warrants as of September 30, 2021:

September 30, 2021
Strike price	$11.50
Term (in years)	5.2
Risk-free rate	1.1%
Volatility	12.8%
Dividend yield	0.0%
Fair value of Private Placement Warrants	$0.72

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

•	Dividend yield – the dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Private Placement Warrants.
The change in fair value of the derivative warrant liabilities through September 30, 2021 is as follows:

	Public Warrants	Private Warrants	Total Derivative Warrants Liability
Derivative warrant liabilities at January 1, 2021	$—	$—	$—
Issuance of Public and Private Warrants (1)	23,500,000	13,220,001	36,720,001
Change in fair value of warrant liabilities	(13,000,000)	(5,904,934)	(18,904,934)

Derivative warrant liabilities at March 31, 2021	$10,500,000	$7,315,067	$17,815,067
Change in fair value of warrant liabilities	4,500,000	705,067	5,205,067

Derivative warrant liabilities at June 30, 2021	$15,000,000	$8,020,134	$23,020,134
Change in fair value of warrant liabilities	(3,000,000)	(1,674,534)	(4,674,534)

Derivative warrant liabilities at September 30, 2021	$12,000,000	$6,345,600	$18,345,600

(1)	– During the 1 st quarter of 2021, these warrants were transferred from Level 3 in the fair value hierarchy to Level 1 in the fair value hierarchy
Derivative forward purchase agreement
.
The FPA is accounted for as a derivative instrument in accordance with ASC
815-40
and is presented as a derivative forward purchase agreement asset or liability on the condensed balance sheets. The FPA was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of forward purchase agreement in the condensed statements of operations.
The FPA was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $80.0 million, pursuant to the FPA, is discounted to present value and compared to the fair value of the common stock and warrants to be issued pursuant to the FPA. The fair value of the common stock and warrants to be issued under the FPA were based on the public trading price of the Units issued in the IPO. The excess (liability) or deficit (asset) of the fair value of the common stock and warrants to be issued compared to the $80.0 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPA is the probability of consummation of the Business Combination. As of September 30, 2021, the probability assigned to the consummation of the Business Combination was 90%, which was determined based on observed success rates of business combinations for special purpose acquisition companies.
The change in fair value of the derivative forward purchase agreement through September 30, 2021 is as follows:

FPA Asset (Liability)
Derivative forward purchase agreement at January 1, 2021	$—
Executed forward purchase agreement in connection with IPO	(327,414)
Change in fair value of the derivative forward purchase agreement	362,131

Derivative forward purchase agreement at March 31, 2021	$34,717
Change in fair value of the derivative forward purchase agreement	258,095
Derivative forward purchase agreement at June 30, 2021	$292,812
Change in fair value of the derivative forward purchase agreement	(158,035)

Derivative forward purchase agreement at September 30, 2021	$134,777

Fair Value of Other Financial Instruments
The carrying value of cash, accounts payable and accrued expenses are considered to be representative of their respective fair values due to the nature of and short-term maturities of those instruments.

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 — STOCKHOLDERS’
DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 0 shares of Class A common stock issued and outstanding (excluding 50,000,000 shares of Class A common stock subject to possible redemption). There was no Class A Common Stock outstanding as of December 31, 2020.
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
In addition, 50,000,000 shares of Class A common stock are redeemable upon the consummation of the Company’s initial Business Combination, subject to limitation described in Note 1,
Description of Organization and Business Operations
. In addition, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will cease all operations except for the purpose of winding up and redeem the shares of Class A common stock at a per-share
price equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding Public Shares (see Note 1,
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
Warrant Liabilities
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
1
,
Description of Organization and Business Operations
, the Company sold Private Placement Warrants simultaneously with the closing of the IPO. Each whole Private Placement Warrant is exercisable for one
whole share of the Company’s Class A common stock at a price of $
11.50
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

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Consulting Agreement
On May 1, 2021, Mason Capital Management LLC, an affiliate of the managing member of the Sponsor, entered into a two-year
(the “Initial Term”) consulting agreement with Philip Whitehead, the Vice Chairman of the Company’s Board of Directors, pursuant to which Mason Capital Management LLC agreed to pay Mr. Whitehead a consulting fee of $250,000 per year in exchange for his consulting services to assist Mason Capital Management LLC in evaluating investment opportunities.
Related Party Loan
The Company’s Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This Note was non-interest
bearing and payable on the earlier of September 30, 2021 or the completion of the IPO. The outstanding balance under the Note of $300,000 was repaid in full on February 16, 2021. In order to fund working capital deficiencies or finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1.5 million of the Working Capital Loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. To date, the Company has had no Working Capital Loans outstanding.
NOTE 7 — INCOME TAXES
The Company’s provision for income taxes for the three and nine months ended September 30, 2021 is based on the estimated annual effective tax rate, in addition to discrete items. As of September 30, 2021 and December 31, 2020, the Company has provided a valuation allowance against its net deferred tax assets that it believes, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the condensed financial statements.
NOTE 8 — NET
 INCOME (LOSS)
PER COMMON SHARE
The Company applies the two-class method in calculating net income (loss) per common share. Net income (loss) per common share is computed by dividing net income, on a pro rata basis, by the weighted average number of common shares outstanding for the period.
The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase 25,480,001 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Reconciliation of Net Income per Common Share
The following table reflects the calculation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended		August 31, 2020 (inception) through
	September 30, 2021		September 30, 2021		September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per share
Numerator
Allocation of net income	$3,376,672	$842,248	$12,979,386	$3,669,705	$—	$(83,334)

Denominator
Weighted-average shares outstanding (1)	50,000,000	12,500,000	44,301,471	12,544,872	—	11,250,000
Basic and diluted net income per share	$0.07	$0.07	$0.29	$0.29	$—	$(0.01)

(1)
The weighted average shares outstanding for the period from August 31, 2020 (inception) through September 30, 2020 excludes an aggregate of up to 1,687,500 Class B common stock that was subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriters partially exercised their over-allotment option on January 29, 2021; therefore the Sponsor forfeited 437,500 Founder Shares as a result of the partial exercise of the over-allotment option, while the remaining 1,250,000 shares were no longer subject to forfeiture and are included in the 2021 periods.

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
Underwriting Agreement
The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $10.0 million, with an additional fee (the “Deferred Discount”) of 3.5% of the gross offering proceeds payable upon the Company’s completion of an initial Business Combination. This Deferred Discount of $17.5 million has been recorded as Deferred Underwriting Commissions in the balance sheet as of September 30, 2021. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.
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
Our sponsor is affiliated with and controlled by Mason Capital, a registered investment adviser under the Investment Advisers Act of 1940, as amended, which was established in 2000 and had over $1.4 billion of assets under management as of September 30, 2021.
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

For the three months ended September 30, 2021, we had a net income of $4,218,920, which was primarily driven by a $4,674,534 gain from changes in fair value of derivative warrant liabilities and $7,682 of interest income on marketable securities held in the Trust Account. This was offset by general and administrative expenses of $255,261, $50,000 of franchise tax expense, and $158,035 loss from changes in fair value of the derivative FPA.
For the nine months ended September 30, 2021, we had net income of $16,649,091, which was primarily driven by a $18,374,401 gain from changes in fair value of derivative warrant liabilities, a $462,191 gain from changes in fair value of the derivative FPA, and $20,040 of interest income on marketable securities held in the Trust Account. This was partially offset by $667,878 in general and administrative expense, $218,310 of franchise tax expense, and $1,321,353 of issuance costs attributed to the Warrants.
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
For the nine months ended September 30, 2021, cash used in operating activities was $1,156,581. Net income of $16,649,091 was impacted by the non-cash
changes in fair value of the derivative warrant liability and forward purchase agreement of $18,374,401 and $462,191, respectively, and the issuance costs attributed to the warrant liabilities of $1,321,353. Additionally, changes in operating assets and liabilities provided $270,393 of cash used in operating activities.
As of September 30, 2021, we had cash and marketable securities in the Trust Account of $500,020,040. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest from the trust account to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of September 30, 2021, we had cash of $1,402,383 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
We believe we have sufficient working capital to meet our needs through the earlier of the consummation of the Business Combination or one year from this filing, and that we will not need to raise additional funds. However, if our estimates of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Related Party Transactions
Please refer to Note 6,
Related Party Transactions
, in “Part 1. Financial Information – Item 1. Financial Statements” for a discussion of our related party transactions.
Critical Accounting Policies and Estimates
Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See “Note 3—Summary of Significant Account Policies” in our 2020 Form
10-K,
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
As of September 30, 2021, we were not subject to any significant market or interest rate risk. The net proceeds of the Initial Public Offering and Over- Allotment, respectively, included in the Trust Account, have been invested in cash and may be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021.
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

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.
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
As a result, included on our condensed balance sheet as of September 30, 2021 contained elsewhere in this Quarterly Report are derivatives related to embedded features contained within our warrants and forward purchase agreement. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize
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

MASON INDUSTRIAL TECHNOLOGY, INC.

Date: November 9, 2021	By:	/s/ Derek Satzinger
	Name:	Derek Satzinger
	Title:	Chief Financial Officer