Form 10-Q/A
period 2021-03-31
Mason Industrial Technology, Inc.
filed 2021-12-08
CIK 1826058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Amendment No. 2)
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 21, 2021, shares of
50,000,000
Class A common stock, par value $0.0001 per share,
and 12,500,000
shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE
Mason Industrial Technology, Inc. (the “Company” or “we,” “our” or “us”) is filing this Amendment No. 2 to the Quarterly Report on Form 10-Q/A (“Amendment No. 2”), which amends the Quarterly Report on Form 10-Q, as amended, as of and for the period ended March 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on May 25, 2021 (the “First Amended Filing”).
On November 10, 2021, the Company filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that described a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on February 2, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by revising all Class A common stock subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.
The Company initially determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously issued financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements and it was subsequently determined that the qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. As a result, management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock subject to redemption and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.
Therefore, on November 29, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of February 2, 2021 on Form 8-K (the “Audited Balance Sheet”), filed with the SEC on February 8, 2021, (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on July 29, 2021, and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 10, 2021, (collectively, the “Affected Periods”), should be restated and should no longer be relied upon.
As such, the Company is restating the Audited Balance Sheet and its unaudited interim financial statements included in the Company’s Quarterly Report on
Form 10-Q
for the quarterly period ended March 31, 2021 in this Form 10-Q/A, Amendment No. 2. The Company is amending the other periods included in the Affected periods in separate filings.
The Company determined that none of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.
After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to this Quarterly Report on Form 10-Q/A.
The following items in this Form 10-Q/A have been amended as a result of this restatement:
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4.	Controls and Procedures

Mason Industrial Technology, Inc.
Quarterly Report on Form
10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2021	December 31, 2020
	(As Restated)
ASSETS
CURRENT ASSETS
Cash	$1,691,829	$167,224
Prepaid expenses	971,367	274,442

Total current assets	2,663,196	441,666

NONCURRENT ASSETS
Cash held in trust account	500,004,759	—
Derivative forward purchase agreement	34,717	—

Total noncurrent assets	500,039,476	—

TOTAL ASSETS	$502,702,672	$441,666

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
CURRENT LIABIL I TIES
Accounts payable	$13,667	$75,000
Accrued deferred offering costs	—	125,000
Franchise tax payable	118,310	—
Note payable – related party	—	300,000

Total current liabilities	131,977	500,000

LONG-TERM LIABIL I TIES
Deferred underwriting commissions	17,500,000	—
Derivative warrant liabilities	17,815,067	—

Total liabilities	35,447,044	500,000

Commitments and Contingencies
Class A common stock subject to possible redemption; 50,000,000 and 0 shares as of March 31, 2021 and December 31, 2020, respectively, at redemption value of $10.00 per share	500,000,000	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; ( excluding 50,000,000 and 0 shares subject to possible redemption as of March 31, 2021 and December 31, 2020, respectively )	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 12,500,000 and 12,937,500 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,250	1,294
Additional paid-in capital	—	23,706
Accumulated deficit	(32,745,622)	(83,334)

Total Stockholders’ Deficit	(32,744,372)	(58,334)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$502,702,672	$441,666

The accompanying notes are an integral part of these condensed financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)
(As Restated)

Three Months Ended March 31, 2021
OPERATING EXPENSES
General and administrative expenses	$108,877
Franchise tax expense	118,310

Total operating expenses	(227,187)

OTHER INCOME (EXPENSE)
Interest income on marketable securities held in Trust Account	4,759
Underwriting discounts and offering costs attributed to derivative warrant liability	(1,321,353)
Change in fair value of derivative warrant liabilities	18,904,934
Change in fair value of derivative forward purchase agreement	362,131

Total other income	17,950,471

INCOME BEFORE INCOME TAX	17,723,284
Income tax expense (benefit)	—

NET INCOME	$17,723,284

Basic and diluted weighted average shares outstanding, Class A common stock	32,222,222
Basic and diluted net income per share, Class A common stock	$0.40
Basic and diluted weighted average shares outstanding, Class B common stock	12,636,111
Basic and diluted net income per share, Class B common stock	$0.40
The accompanying notes are an integral part of these condensed financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

	Class B Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Total Stockholders’ Deficit
	Shares	Amount
Balance—December 31, 2020	12,937,500	$1,294	$23,706	$(83,334)	$(58,334)
Forfeiture of founder shares (1)	(437,500)	(44)	44	—	—
Initial classification of derivative forward purchase agreement	—	—	(327,414)	—	(327,414)
Accretion of Class A common stock subject to possible redemption	—	—	303,664	(50,385,572)	(50,081,908)
Net income	—	—	—	17,723,284	17,723,284

Balance—March 31, 2021 (As Restated)	12,500,000	$1,250	$—	$(32,745,622)	$(32,744,372)

(1)	On January 29, 2021 the Sponsor forfeited 437,500 Founder Shares as a result of the underwriters election to partially exercise their overallotment option.
The accompanying notes are an integral part of these condensed financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)
(As Restated)

Three Months Ended March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,723,284
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(4,759)
Underwriting discounts and offering costs attributed to warrant liability	1,321,353
Change in fair value of warrant liabilities	(18,904,934)
Change in fair value of derivative forward purchase agreement	(362,131)
Changes in operating assets and liabilities:
Prepaid expenses	(696,925)
Accounts payable and accrued expenses	(61,333)
Franchise tax payable	118,310

Net cash used in operating activities	(867,135)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	(500,000,000)

Net cash used in investing activities	(500,000,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	489,596,740
Proceeds from sale of Private Placement Warrants	13,220,000
Repayment of note payable – related party	(300,000)
Payment of offering costs	(125,000)

Net cash provided by financing activities	502,391,740

NET CHANGE IN CASH	1,524,605
CASH, BEGINNING OF PERIOD	167,224

CASH, END OF PERIOD	$1,691,829

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Initial classification of derivative warrant liability	$36,720,001
Initial classification of derivative forward purchase agreement	(327,414)
Initial value of common stock subject to possible redemption	$500,000,000
Deferred underwriting fees charged to additional paid in capital	$17,500,000
The accompanying notes are an integral part of these condensed financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(As Restated)
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
(As Restated)

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
Transaction
s
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
(As Restated)

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
NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (As Restated)
Warrant Liabilities
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
, with changes in fair value recognized in the statement of operations in the period of change. See Notes 3 and 4 for more information on the accounting for the Warrants and FPA Units and Note 6 for more information on the FPA.
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

Class A Common Stock Subject to Possible Redemption
The Company’s management re-evaluated the Company’s application of ASC 480-10-S99 to its accounting classification of its Class A common stock subject to possible redemption issued as part of the units sold in the Company’s IPO on February 2, 2021. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity, due to the Company’s requirement to maintain at least

$
5,000,001
of tangible net assets. Pursuant to this re-evaluation, the Company’s management determined that all Class A common stock subject to redemption include provisions that require classification of the Class A common stock as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.
Impact
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections noted above and has determined that the related impact was material to the Affected Periods that contained the errors. Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Periods should be restated to present (i) all Class A common stock subject to possible redemption as temporary equity, (ii) to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering, (iii) to correct its earnings per share calculation, and (iv) properly reflect the classification of warrants. As such, the Company is reporting these restatements to those Affected Periods in this quarterly report.
The following table summarizes the effect of the restatements on the Company’s financial statements for the Affected Periods:

	As previously reported	Warrant liabilities adjustments	Class A common stock subject to possible redemption adjustments	As Restated

Balance Sheet as of February 2, 2021 (audited)
Derivative warrant liabilities	$—	$36,720,001	$—	$36,720,001
Derivative forward purchase agreement liability	$—	$327,414	$—	$327,414
Total liabilities	$17,807,378	$37,047,415	$—	$37,047,415
Class A common stock subject to redemption	$480,267,590	$(37,047,410)	$56,779,820	$500,000,000
Class A Common stock	$197	$371	$(568)	$—
Additional paid-in capital	$5,081,895	$1,320,977	$(6,402,872)	$—
Accumulated deficit	$(83,334)	$(1,321,353)	$(50,376,380)	$(51,781,067)
Total Stockholders’ Equity	$5,000,008	$(5)	$(56,779,820)	$(51,779,817)
Shares of Class A common stock subject to redemption	48,026,759	(3,704,741)	5,677,982	50,000,000
Shares of Class A Common stock	1,973,241	3,704,741	(5,677,982)	—

Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to redemption	$462,255,620	$—	$37,744,380	$500,000,000
Class A Common stock	$377	$—	$(377)	$—
Additional paid-in capital	$—	$—	$—	$—
Retained Earnings (Accumulated deficit)	$4,998,381	$—	$(37,744,003)	$(32,745,622)
Total Stockholders’ Equity	$5,000,008	$—	$(37,744,380)	$(32,744,372)
Shares of Class A common stock subject to redemption	46,225,562	—	3,774,438	50,000,000
Shares of Class A Common stock	3,774,438	—	(3,774,438)	—

Statement of Operations for the three months ended March 31, 2021
Basic and diluted Class A weighted-average shares outstanding	44,355,414	—	(12,133,192)	32,222,222
Basic and diluted Class A net income (loss) per share	$—	$—	$0.40	$0.40
Basic and diluted Class B weighted-average shares outstanding	16,274,105	—	(3,637,994)	12,636,111
Basic and diluted Class B net income (loss) per share	$1.09	$—	$(0.69)	$0.40

Statement of cashflows for the three months ended March 31, 2021 (unaudited)
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Initial classification of common stock subject to redemption	$443,220,180	$—	$56,779,820	$500,000,000
Change in value of common stock subject to possible redemption	$(19,035,440)	$—	$19,035,440	$—

Statement of changes in stockholders equity for the three months ended March 31, 2021 (unaudited)
Sale of units in initial public offering, net of offering costs and initial fair value of public warrants	$449,918,092	$—	$(449,918,092)	$—
Initial classification of common stock subject to possible redemption	$(443,220,180)	$—	$443,220,180	$—
Change in common stock subject to possible redemption	$(19,035,440)	$—	$19,035,440	$—
Accretion of Class A common stock subject to possible redemption	$—	$—	$(50,081,908)	$(50,081,908)
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
(As Restated)

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
Derivative warrant liabilities and forward purchase agreement
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
The Company evaluated the Public Warrants, the Private Placement Warrants, and the FPA (which are discussed in Note 4, Note 5 and Note 6) in accordance with ASC
815-40
and concluded that each contained provisions related to certain tender or exchange offers which precludes them

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(As Restated)

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
applied by analogy. Under this guidance, if debt or stock is issued with detachable warrants, the proceeds need to be allocated to the two instruments using either the fair value method, the relative fair value method, or the residual value method. The guidance also requires companies to use a consistent approach in allocating issuance costs between the instruments. Accordingly, the Company allocated its issuance costs of $27,903,259—consisting of $10,000,000 of underwriting fees, $17,500,000 of deferred underwriting commissions, and $403,259 of other offering costs—to the issuance of its Class A shares and Warrants in the amount of $26,581,907 and $1,321,352, respectively. Issuance costs attributed to the Warrants were expensed to the condensed statement of operations. Issuance costs associated with the issuance of Class A common stock were charged against the carrying value of the class a common stock subject to possible redemption upon the completion of the IPO. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, 50,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit and Class A common stock.
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
(As Restated)

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
(As Restated)

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
Class
 A Common Stock
— The Company is authorized to issue 400,000,000
shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2021, there were no shares of Class A common stock issued and outstanding (excluding 50,000,000 shares of Class A common stock subject to possible redemption).
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
(As Restated)

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
(As Restated)

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
Organizat
i
on
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

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(As Restated)

In order to fund working capital deficiencies or finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1.5 million of the Working Capital Loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercis
e
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
NOTE 8 — NET INCOME PER COMMON SHARE
The Company has two classes of shares, Class A common stock and Class B common stock. Net income (loss) per common share is computed by dividing net income, on a pro rata basis, by the weighted average number of common shares outstanding for the period.
The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase 25,480,001 of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2021 the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in earnings of the Company. As a result, diluted net income per common share is the same basic net income per common share for the periods presented.

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(As Restated)

Reconciliation of Net Income per Common Share
The following table reflects the calculation of basic and diluted net income per common share:

	Three Months Ended March 31, 2021
	Class A	Class B
Basic and diluted net loss per share
Numerator
Allocation of net income	$12,730,825	$4,992,459

Denominator
Weighted-average shares outstanding	32,222,222	12,636,111
Basic and diluted net income per share	$0.40	$0.40
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
NOTE 10—CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION (As Restated)
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of March 31, 2021, there were 50,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.
As of March 31, 2021, Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross Proceeds	$500,000,000
Less:
Offering costs and underwriting fees allocated to Class A common stock subject to possible redemption	(27,903,259)
Proceeds allocated to Public Warrants at issuance	(22,178,649)
Plus:
Accretion on Class A common stock subject to possible redemption amount	50,081,908

Class A common stock subject to possible redemption	$500,000,000

NOTE 11 — SUBSEQUENT EVENTS
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
In this Amendment No. 2 (“Amendment No. 2”) to the Quarterly Report on Form 10-Q of Mason Industrial Technology, Inc. (the “Company”) for the quarter ended March 31, 2021, we are restating our unaudited interim financial statements as of March 31, 2021, see Note 2 for additional information.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weakness identified related to accounting for complex financial instruments, as described below, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2021.
The Company’s management concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock subject to redemption, warrants and the forward purchase agreement issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 2, 2021 and its interim financial statements for the quarter ended March 31, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, accounting for the forward purchase agreement, Class A common stock subject to redemption, and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.
The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Public Warrants, the Private Placement Warrants, the forward purchase agreement, and the classification of Class A common stock subject to possible redemption. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
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

MASON INDUSTRIAL TECHNOLOGY, INC.

Date: December 8, 2021	By:	/s/ Derek Satzinger
Name: Derek Satzinger
Title: Chief Financial Officer