Form 10-Q/A
period 2021-06-30
Mason Industrial Technology, Inc.
filed 2021-12-08
CIK 1826058

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
of the Exchange Act).     Yes  ☒     No  ☐
As of
Ju
l
y 2
3
, 2021, 50,000,000
shares of Class A common stock, par value $0.0001 per share, and 12,500,000
shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE
Mason Industrial Technology, Inc. (the “Company” or “we,” “our” or “us”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”), which amends the Quarterly Report on Form 10-Q as of and for the period ended June 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on July 29, 2021.
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
T
he Company initially determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously issued financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements and it was subsequently determined that the qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. As a result, management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock subject to redemption and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.
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
As such, the Company is restating its unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 in this Form 10-Q/A, Amendment No. 1. The Company is amending the other periods included in the Affected periods in separate filings.

The Company determined that none of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.
After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Period and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to this Quarterly Report on Form 10-Q/A.
The following items in this Form 10-Q/A have been amended as a result of this restatement:
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedure
s

Mason Industrial Technology, Inc.
Quarterly Report on Form
10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Information
MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2021	December 31, 2020
	(As Restated)
ASSETS
CURRENT ASSET S
Cash	$1,511,389	$167,224
Prepaid expenses	532,000	274,442

Total current assets	2,043,389	441,666

NONCURRENT ASSETS
Cash held in trust account	500,012,358	—
Other assets	304,616	—
Derivative forward purchase agreement	292,812	—

Total noncurrent assets	500,609,786	—

TOTAL ASSETS	$502,653,175	$441,666

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILTIES
Accounts payable	$2,216	$75,000
Accrued deferred offering costs	—	125,000
Franchise tax payable	168,310	—
Note payable – related party	—	300,000

Total current liabilities	170,526	500,000

LONG-TERM LIABILTIES
Deferred underwriting commissions	17,500,000	—
Derivative warrant liabilities	23,020,134	—

Total liabilities	40,690,660	500,000

Commitments and Contingencies
Class A common stock subject to possible redemption; 50,000,000 a nd 0 shares as of June 30, 2021 and December 31, 2020, respectively, at redemption value of $10.00 per share	500,000,000	—
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Class A common stock, 400,000,000 shares authorized; (excluding 50,000,000 and 0 shares subject to possible redemption as of June 30, 2021 and December 31, 2020, respectively)	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 12,500,000 and 12,937,500 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,250	1,294
Additional paid-in capital	—	23,706
Accumulated deficit	(38,038,735)	(83,334)

Total stockholders’ Deficit	(38,037,485)	(58,334)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$502,653,175	$441,666

The accompanying notes are an integral part of these condensed financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(As Restated)

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
OPERATING EXPENSES
General and administrative expenses	$303,740	$412,617
Franchise tax expense	50,000	168,310

Total operating expenses	(353,740)	(580,927)

OTHER INCOME (EXPENSE)
Interest income on marketable securities held in Trust Account	7,599	12,358
Underwriting discounts and offering costs attributed to derivative warrant liability	—	(1,321,353)
Change in fair value of derivative warrant liabilities	(5,205,067)	13,699,867
Change in fair value of derivative forward purchase agreement	258,095	620,226

Total other income (expense)	(4,939,373)	13,011,098

INCOME (LOSS) BEFORE INCOME TAX	(5,293,113)	12,430,171
Income tax expense (benefit)	—	—

NET INCOME (LOSS)	$(5,293,113)	$12,430,171

Basic and diluted weighted average shares outstanding, Class A common stock	50,000,000	41,160,221
Basic and diluted net income (loss) per share, Class A common stock	($0.08)	$0.23
Basic and diluted weighted average shares outstanding, Class B common stock	12,500,000	12,567,680
Basic and diluted net income (loss) per share, Class B common stock	($0.08)	$0.23
The accompanying notes are an integral part of these condensed financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

			Additional Paid-in Capital		Total Stockholders’ Deficit
	Class B Common Stock			(Accumulated Deficit)
	Shares	Amount
Balance— December 31, 2020	12,937,500	$1,294	$23,706	$(83,334)	$(58,334)
Forfeiture of founder shares (1)	(437,500)	(44)	44	—	—
Initial classification of derivative forward purchase agreement	—	—	(327,414)	—	(327,414)
Accretion of Class A common stock subject to possible redemption	—	—	303,664	(50,385,572)	(50,081,908)
Net income	—	—	—	17,723,284	17,723,284

Balance—March 31, 2021 (As Restated)	12,500,000	1,250	—	(32,745,622)	(32,744,372)
Net loss	—	—	—	(5,293,113)	(5,293,113)

Balance—June 30, 2021 (As Restated)	12,500,000	$1,250	$—	$(38,038,735)	$(38,037,485)

(1)	On January 29, 2021 the Sponsor forfeited 437,500 Founder Shares as a result of the underwriters election to partially exercise their overallotment option.
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
9
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
6
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
(As Restated)

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
6
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
NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company’s management re-evaluated the Company’s application of ASC 480-10-S99 to its accounting classification of its Class A common stock subject to possible redemption issued as part of the units sold in the Company’s IPO on February 2, 2021. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity, due to the Company’s requirement to maintain at least
$5,000,001
of tangible net assets. Pursuant to this re-evaluation, the Company’s management determined that all Class A common stock subject to redemption include provisions that require classification of the Public Shares as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of commons stock share pro rata in the income (loss) of the Company.
Impact
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections noted above and has determined that the related impact was material to the Affected Periods that contained the errors. Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Periods should be restated to present (i) all Class A common stock subject to possible redemption as temporary equity, (ii) to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering, and (iii) correct its earnings per share calculation. As such, the Company is reporting these restatements to those Affected Periods in this quarterly report.
The impact of the restatements on the financial statements for the Affected Quarterly Periods are presented below.

	As previously reported	Class A common stock subject to possible redemption adjustments	As Restated

Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to redemption	$456,962,510	$43,037,490	$500,000,000
Class A Common stock	$430	$(430)	$—
Retained Earnings (Accumulated deficit)	$4,998,325	$(43,037,060)	$(38,038,735)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(43,037,490)	$(38,037,485)
Shares of Class A common stock subject to redemption	45,696,251	4,303,749	50,000,000
Shares of Class A Common stock	4,303,749	(4,303,749)	—

Statement of Operations for the three months ended June 30, 2021
Basic and diluted Class A weighted-average shares outstanding	46,219,745	3,780,255	50,000,000
Basic and diluted Class A net income (loss) per share	$—	$(0.08)	$(0.08)
Basic and diluted Class B weighted-average shares outstanding	16,280,255	(3,780,255)	12,500,000
Basic and diluted Class B net income (loss) per share	$(0.33)	$0.25	$(0.08)

Statement of Operations for the six months ended June 30, 2021
Basic and diluted Class A weighted-average shares outstanding	45,501,726	(4,341,505)	41,160,221
Basic and diluted Class A net income (loss) per share	$—	$0.23	$0.23
Basic and diluted Class B weighted-average shares outstanding	16,277,197	(3,709,517)	12,567,680
Basic and diluted Class B net income (loss) per share	$0.76	$(0.53)	$0.23

Statement of cashflows for the six months ended June 30, 2021 (unaudited)
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Initial classification of common stock subject to redemption	$443,220,180	$56,779,820	$500,000,000
Change in value of common stock subject to possible redemption	$13,742,330	$(13,742,330)	$—

Statement of changes in stockholders equity for the three months ended June 30, 2021 (unaudited)
Initial classification of common stock subject to possible redemption	$5,293,110	$(5,293,110)	$—

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
using the guidance in ASC
470-20,
applied by analogy. Under this guidance, if debt or stock is issued with detachable warrants, t he pro
ceeds need to be allocated to the two instruments using either the fair value method, the relative fair value method, or the residual value method. The guidance also requires companies to use a consistent approach in allocating issuance costs between the instruments. Accordingly, the Company allocated its issuance costs of $27,903,259—consisting of $10,000,000 of underwriting fees, $17,500,000 of deferred underwriting commissions, and $403,259 of other offering costs—to the issuance of its Class A shares and Warrants in the amount of $26,581,907 and $1,321,352, respectively. Issuance costs attributed to the Warrants were expensed to the condensed statements of operations. Issuance costs associated with the issuance of Class A common stock were charged against the carrying value of the class a common stock subject to possible redemption upon the completion of the IPO. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, 50,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit and Class A common stock.
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
(As Restated)

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
Class
 A Common Stock
— The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2021, there were 0 shares of Class A common stock issued and outstanding (excluding 50,000,000 shares of Class A common stock subject to possible redemption).

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
6
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

of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon th occurrence of future events. As of June 30, 2021 the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in earnings of the Company. As a result, diluted net income per common share is the same basic net income per common share for the periods presented
.

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(As Restated)

Reconciliation of Net Income (loss) per Common Share
The following table reflects the calculation of basic and diluted net income (loss) per common share

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share
Numerator
Allocation of net income	$(4,234,490)	$(1,058,623)	$9,522,587	$2,907,584

Denominator
Weighted-average shares outstanding	50,000,000	12,500,000	41,160,221	12,567,680
Basic and diluted net income per share	$(0.08)	$(0.08)	$0.23	$0.23
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
NOTE 10 — CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDE
MPTION (As Restated)
T
he Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of June 30, 2021, there were 50,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.
As of June 30, 2021 Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

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
In this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Mason Industrial Technology, Inc. (the “Company”) for the quarter ended June 30, 2021, we are restating our unaudited interim financial statements as of June 30, 2021, see Note 2 for additional information.
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
for a discussion of the estimates and judgments necessary in our accounting for common stock subject to possible redemption, and net income (loss) per common share. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our condensed financial statements contained in this Quarterly Report on Form 10-Q/A. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the condensed financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.
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
The Company’s management concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock subject to redemption,warrants and the forward purchase agreement issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarter ended June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, accounting for the forward purchase agreement, Class A common stock subject to redemption, and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
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
The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Public Warrants, the Private Placement Warrants, the forward purchase agreement, and classification of Class A common stock subject to possible redemption. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
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