Form 10-Q/A
period 2021-09-30
Mason Industrial Technology, Inc.
filed 2021-12-08
CIK 1826058

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

EXPLANATORY NOTE
Mason Industrial Technology, Inc. (the “Company” or “we,” “our” or “us”) is filing this Amendment No. 1 to the Quarterly Report on Form
10-Q/A
(“Amendment No. 1”), which amends the Quarterly Report on Form as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 10, 2021.
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
As such, the Company is restating its unaudited interim financial statements included in the Company’s Quarterly Report on Form

10-Q

for the quarterly period ended September 30, 2021 in this Form

10-Q/A,

Amendment No. 1 to remove the “Revision of Previously Issued Financial Statements” included in Note 2 as the Company restated the financial statements for those periods affected. See the Amendment No. 2 to the Form 10-Q as of and for the period ended March 31, 2021, and Amendment No. 1 to the Form 10-Q as of and for the period ended June 30, 2021 for a description of the restatement and impact on the financial statements.
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

Mason Industrial Technology, Inc.
Quarterly Report on Form
10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(auditied)
ASSETS
CURRENT ASSETS
Cash	$1,402,383	$167,224
Prepaid expenses	522,200	274,442

Total current assets	1,924,583	441,666

NONCURRENT ASSETS
Cash held in trust account	500,020,040	—
Other assets	174,067	—
Derivative forward purchase agreement	134,777	—

Total noncurrent assets	500,328,884	—

TOTAL ASSETS	$502,253,467	$441,666

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$8,122	$75,000
Accrued deferred offering costs	—	125,000
Franchise tax payable	218,310	—
No te payable – related party	—	300,000

Total current liabilities	226,432	500,000

LONG-TERM LIABILITIES
Deferred underwriting commissions	17,500,000	—
Derivative warrant liabilities	18,345,600	—

Total liabilities	36,072,032	500,000

Commitments and Contingencies ;
Class A common stock subject to possible redemption 50,000,000 and 0 shares as of September 30, 2021 and December 31, 2020, respectively, at redemption value of $10.00 per share	500,000,000	—
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; (excluding 50,000,000 and 0 shares subject to possible redemption as of September 30, 2021 and December 31, 2020, respectively)	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 12,500,000 and 12,937,500 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,250	1,294
Additional paid-in capital	—	23,706
Accumulated deficit	(33,819,815)	(83,334)

Total Stockholders’ Deficit	(33,818,565)	(58,334)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$502,253,467	$441,666

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

MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Class B Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Total Stockholders’ Deficit
	Shares	Amount

Balance—December 31, 2020	12,937,500	$1,294	$23,706	$(83,334)	$(58,334)
Forfeiture of founder shares (2)	(437,500)	(44)	44	—	—
Initial classification of derivative forward purchase agreement	—	—	(327,414)	—	(327,414)
Accretion of Class A common stock subject to possible redemption	—	—	303,664	(50,385,572)	(50,081,908)
Net income	—	—	—	17,723,284	17,723,284
Balance—March 31, 2021	12,500,000	1,250	—	(32,745,622)	(32,744,372)
Net loss	—	—	—	(5,293,113)	(5,293,113)

Balance—June 30, 2021	12,500,000	1,250	—	(38,038,735)	(38,037,485)

Net income	—	—	—	4,218,920	4,218,920

Balance—September 30, 2021	12,500,000	$1,250	$—	$(33,819,815)	$(33,818,565)

					Additional Paid-in Capital	(Accumulated Deficit)	Total Stockholders’ Deficit
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount
Balance—August 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B stock to Sponsor (1)	—	—	12,937,500	1,294	23,706	—	25,000
Net income	—	—	—	—	—	(83,334)	(83,334)

Balance—September 30, 2020	—	$—	12,937,500	$1,294	$23,706	$(83,334)	$(58,334)

(1)
The Class B common stock includes an aggregate of up to 1,687,500
Class B common stock that was subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

(2)	On January 29, 2021 the Sponsor forfeited 437,500 Founder Shares as a result of the underwriters election to partially exercise their overallotment option.
The accompanying notes are an integral part of these condensed financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2021	August 31, 2020 (inception) through September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$16,649,091		$(83,334)
Adjustments to reconcile net income to net cash used in operating activities:			—
Interest earned on cash held in Trust Account	(20,040)		—
Underwriting discounts and transaction costs attributed to warrant liability	1,321,353		—
Change in fair value of warrant liabilities	(18,374,401)		—
Change in fair value of derivative forward purchase agreement	(462,191)		—
Changes in operating assets and liabilities:			—
Prepaid expenses	(247,758)		—
Accounts payable	(66,878)		83,334
Other assets	(174,067)		—
Franchise tax payable	218,310		—

Net cash used in operating activities	(1,156,581)		—

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	(500,000,000)		—

Net cash used in investing activities	(500,000,000)		—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	489,596,740		—
Proceeds from sale of Private Placement Warrants	13,220,000		—
Proceeds from sale of Class B common stock	—		25,000
Proceeds from issuance of note payable – related party	—		300,000
Repayment of note payable – related party	(300,000)		—
Payment of offering costs	(125,000)		(84,500)

Net cash provided by financing activities	502,391,740		240,500

NET CHANGE IN CASH	1,235,159		240,500
CASH, BEGINNING OF PERIOD	167,224		—

CASH, END OF PERIOD	$1,402,383		$240,500

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Initial classification of derivative warrant liability	$36,720,001		$—
Initial classification of derivative forward purchase agreement	$(327,414)		$—
Initial value of common stock subject to possible redemption, as revised	$500,000,000		$—
Deferred underwriting fees charged to additional paid in capital	$17,500,000	$
Deferred offering costs included in accrued deferred offering costs	$—		$136,132
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
(As Restated)

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
NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company is restating its unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 in this Form 10-Q/A, Amendment No. 1 to remove the “Revision of Previously Issued Financial Statements” included in Note 2 as the Company is refiling the financial statements for those periods affected. See the Amendment No. 2 to the Form 10-Q as of and for the period ended March 31, 2021, and Amendment No. 1 to the Form 10-Q as of and for the period ended June 30, 2021 for a description of the restatement and impact on the financial statements.

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
(As Restated)

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
applied by analogy. Under this guidance, if debt or stock is issued with detachable warrants, the proceeds need to be allocated to the two instruments using either the fair value method, the relative fair value method, or the residual value method. The guidance also requires companies to use a consistent approach in allocating issuance costs between the instruments. Accordingly, the Company allocated its issuance costs of $27,903,259—consisting of $10,000,000 of underwriting fees, $17,500,000 of deferred underwriting commissions, and $403,259 of other offering costs—to the issuance of its Class A shares and Warrants in the amount of $26,581,907 and $1,321,352, respectively
. Issuance costs attributed to the Warrants were expensed to the condensed statements of operations. Issuance costs associated with the issuance of Class A common stock were charged against the carrying value of the class a common stock subject to possible redemption upon the completion of the IPO. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, 50,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit and Class A common stock.
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
(As Restated)

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
Note 10 — Class A Common Stock Subject to Possible
Redemption (As Restated)
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of September 30, 2021, there were 50,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.
As of September 30, 2021, Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

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
In this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Mason Industrial Technology, Inc. (the “Company”) for the quarter ended September 30, 2021, we are restating our unaudited interim financial statements as of September 30, 2021, see Note 2 for additional information.
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
The Company’s management concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock subject to redemption, warrants and the forward purchase agreement issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarter ended September 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, accounting for the forward purchase agreement, Class A common stock subject to redemption, and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
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