Form 10-K
period 2021-12-31
Mason Industrial Technology, Inc.
filed 2022-03-30
CIK 1826058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,
a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in
Rule 12b-2 of
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
the Exchange Act).    Yes  ☒    No  ☐
At June 30, 2021, the aggregate market value of shares held by non-affiliates
of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 30, 2021), was approximately $503,500,000.
As of March 18, 2022, 50,000,000 shares of Class A common stock, par value $0.0001, and 12,500,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

Auditor Firm ID: 688	Auditor Name:Marcum LLP	Auditor Location:Hartford, CT
Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

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
The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

ITEM 1.	BUSINESS
In this Annual Report on Form
10-K
(the “Annual Report”), references to the “Company” and to “we,” “us,” and “our” refer to Mason Industrial Technology, Inc.
Overview
We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination.
Business Strategy
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
Our sponsor is affiliated with and controlled by Mason Capital, a registered investment adviser under the Investment Advisers Act of 1940, as amended, which was established in 2000 and had over $1.7 billion of assets under management as of December 31, 2021. Mill Rock Capital, LLC, a newly formed entity controlled by Adi Pekmezovic and Christopher D. Whalen (Managing Partners of Great Mill Rock LLC dba Mill Rock Capital and its affiliates, “Mill Rock Capital” and together with Mill Rock Capital, LLC, “MRC Industrial Partners”) owns a minority interest in the sponsor. The other members of our investment and advisory team described below, each of whom also has significant business experience investing in well-positioned middle market industrial businesses in North America, each have a direct or indirect economic or equity interest in Mill Rock Capital, LLC.
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
Michael E. Martino is the Chairman of our board of directors. Mr. Martino is a founder and principal of Mason Capital, founded in 2000, where he led the creation of a multi-billion-dollar hedge fund active in public company, private company, event-driven, credit, shareholder activism and distressed investments. Mr. Martino began his investment career at Oppenheimer & Company in 1993, where he allocated both internal and external capital in an event-driven strategy; he ended his tenure at Oppenheimer in 1998 as Executive Director, Risk Arbitrage. He began his business career at GE Capital Corporation, from 1985 to 1993, where he held positions in information systems and business analysis. Mr. Martino’s funds have been significant and influential shareholders of two publicly traded companies, Spar Aerospace Ltd, which was sold to L3 Communications, and ATS Automation Tooling Systems Inc.

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
These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant and/or develop over time. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the Securities and Exchange Commission (“SEC”).
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
Sources of Target Businesses
We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting. Our directors and officers, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our directors and officers. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our current directors or officers, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to reimburse our sponsor for any out-of-pocket expenses related
to identifying, investigating and completing our initial business combination. Some of our directors and officers may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.
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
Exchange Act.
Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is $10.00 per public share plus interest earned on those funds. The per-share amount we
will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of our business combination.
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
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $975,393 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any accrued interest in the trust account not required to pay our taxes as described herein, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
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
We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $975,393 of cash with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

•
our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern,” since we determined we may not have sufficient cash and working capital to meet our needs and we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by February 3, 2023.

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
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
As of December 31, 2021, we had $975,393, in cash and working capital of $1,105,138. The Company has determined that it may not have sufficient funds are available, and, as more fully described in Note 1 to the financial statements, the Company has until February 3, 2023 to complete a business combination or the Company will cease all operations except for the purpose of liquidating. This condition raises substantial doubt about the Company’s ability to continue as a going concern.
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
Although we expect to focus our search for a target business in the Advanced Industrials or a related industry, we may seek to complete a business combination with an operating company in any industry or sector. However, we are not, under our amended and restated certificate of incorporation, permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any securityholders who choose to remain securityholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our directors or officers of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to our initial business combination, constituted an actionable material misstatement or omission.
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
In light of the involvement of our sponsor, directors, and officers with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, directors or officers. Our directors and officers may also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. We will pursue a transaction with an affiliated entity only if we determine that such affiliated entity meets our criteria for our initial business combination and such transaction is approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of an initial business with one or more domestic or international businesses affiliated with our directors, officers, or current stockholders, potential conflicts of interest still may exist and, as a result, the terms of our initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.
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
Of the net proceeds from our initial public offering and the sale of the private placement warrants, as of December 31, 2021, $500,000,000 was available to complete our business combination, (1) exclusive of funds held outside the trust account to meet our expected working capital requirements, (2) after payment of the expenses of our initial public offering including underwriting fees, (3) before the payment of $17,500,000 of deferred underwriting fees, (4) before fees and expenses associated with our initial business combination, and (5) excluding up to $80,000,000 in proceeds from the sale of forward purchase units.
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
Risks Relating to Our Securities
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for our Class A common stock subject to possible redemption at the closing of our initial public offering, the forward purchase agreement and warrants issued by the Company. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021.
To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include improving our review process for complex securities and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for our Class A common stock subject to possible redemption, forward purchase agreement and warrants, see Managements’ Report on Internal Controls Over Financial Reporting included in Part II, Item 9A: Controls and Procedures included in this Annual Report.
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
Our units are listed on the NYSE. There can be no assurance that our securities will continue to be listed on the NYSE or other national securities exchange in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s or another national securities exchange’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE or other national securities exchange. For instance, our stock price would generally be required to be at least $4.00 per share. There can be no assurance that we will be able to meet those initial listing requirements at that time.

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
We issued warrants to purchase 16,666,667 shares of our Class A common stock as part of the units offering in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement warrants to purchase 8,813,334 shares of Class A common stock at $11.50 per share, subject to adjustment as provided herein. We currently have 12,500,000 founder shares outstanding. The founder shares are convertible into shares of Class A common stock on a one-for-one
basis, subject to adjustment as set forth herein. We may also issue up to 2,666,667 forward purchase warrants pursuant to the forward purchase agreement. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.
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
Our offices are located at 110 E. 59
th
 Street, New York, NY 10022, and our telephone number
is (212) 771-1200. Mason
Capital, an affiliate of our sponsor, has agreed to provide us office space and general administrative services at no cost. We consider our current office space adequate for our current operations. We maintain a corporate website at www.masonitech.com. The information that may be contained on or accessible through our corporate website or any other website that we may maintain is not part of this Annual Report.
ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2021, to the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our units began trading on the NYSE under the symbol “MIT.U” on February 2, 2021. Prior to that, there was no public market for our common stock. Our Class A common stock and our redeemable warrants commenced separate trading on the NYSE on March 22, 2021 under the symbols “MIT” and “MIT.W,” respectively.
Holders
As of February 25, 2022, there was one holder of record of our units, one holder of record of our Class A common stock, six holders of record of our Class B common stock and two holders of record of our redeemable warrants.
Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
None.
Performance Graph
Not required for smaller reporting companies.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Overview
We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We consummated our initial public offering on February 2, 2021.
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
We are not, however, required to complete our initial business combination with an Advanced Industrials business and, as a result, we may pursue a business combination outside of this industry. We are seeking to acquire a mature businesses that we believe are fundamentally sound, yet which could benefit from additional financial, operational, strategic or managerial resources to achieve maximum value potential. We are also targeting earlier stage, yet established, companies that exhibit the potential to disrupt the market segments in which they participate through innovation and which offer the potential of sustained high levels of revenue growth.
Our sponsor is affiliated with and controlled by Mason Capital, a registered investment adviser under the Investment Advisers Act of 1940, as amended, which was established in 2000 and had over $1.7 billion of assets under management as of December 31, 2021.

Results of Operations
We have neither engaged in any operations nor generated any revenues to date. All activity from our inception through the date of our IPO, February 2, 2021, was in preparation for our IPO. Since our IPO, our activity has been limited to the evaluation of Business Combination candidates. We do not expect to generate any operating revenues until the closing and completion of our Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the IPO. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the year ended December 31, 2021, we had net income of $17,631,175, which was primarily driven by a $20,102,701 gain from changes in fair value of derivative liabilities, $430,057 gain from changes in fair value of the derivative FPA, and $29,521 of interest income on marketable securities held in the Trust Account. This was partially offset by $1,423,720 of general and administrative expenses, $1,321,353 of issuance costs attributable to derivative liabilities, and $186,031 of franchise tax expense.
For the year ended December 31, 2020, we had a net loss of $83,334, which was driven by general and administrative expenses of $83,334.
As described in Note 2,
 Summary of Significant Accounting Policies
, in the financial statements included elsewhere in this report, we account for (i) the Warrants issued in connection with our IPO and Private Placement and (ii) the forward purchase agreement as derivative instruments which were initially recorded at their fair value. These derivative instruments are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.
Liquidity and Capital Resources
As of December 31, 2021, we had cash of $975,393 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
As of December 31, 2021, we had cash and marketable securities in the Trust Account of $500,029,521. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination.
Material cash requirements
As of December 31, 2021, we do not have any debt, lease obligations or other capital commitments.
The underwriters are entitled to deferred fee of 3.5% of the gross proceeds of the IPO, or $17.5 million. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete our initial business combination.
Sources of cash
Prior to the completion of the IPO, our liquidity needs were satisfied through receipt of $25,000 from the sale of Founder Shares to Mason Industrial Sponsor LLC, or the “Sponsor”. In addition, we drew $300,000 on an unsecured and non-interest-bearing
promissory note from our Sponsor.
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

Uses of cash

		August 31, 2020
	Year Ended	(inception) through
	December 31, 2021	December 31, 2020	Change
Net cash used in operating activities	$(1,858,013)	$(8,334)	$(1,849,679)
Net cash used in investing activities	$(500,000,000)	$—	$(500,000,000)
Net cash provided by financing activities	$502,666,182	$175,558	$502,490,624
For the year ended December 31, 2021, cash used in operating activities was $1,858,013. Net income of $17,631,175 was impacted by the non-cash
changes in fair value of the derivative liabilities and forward purchase agreement of $20,102,701 and $430,057, respectively, the issuance costs attributed to the derivative liabilities of $1,321,353. Additionally, changes in operating assets and liabilities provided $248,262 of cash used in operating activities, and interest earned on marketable securities held in the Trust Account of $29,521. Cash used in investing activities was impacted by $500,000,000 of cash invested in the trust account. Cash provided by financing activities was impacted by $489,746,182 of proceeds from the sale of units, net of underwriting discounts paid, and $13,220,000 of proceeds from the sale of private placement warrants partially offset by $300,000 repayment of the related party note to our Sponsor.
For the period from August 31, 2020 (inception) through December 31, 2020, cash used in operating activities was $8,334. Net loss of $83,334 was impacted by changes in operating assets and liabilities provided $75,000 of cash used in operating activities. Cash provided by financing activities was $175,558 for the period from August 31, 2020 (inception) through December 31, 2020, and was impacted by $300,000 of proceeds from issuance of a related party note, $25,000 of proceeds from issuance of Class B common stock partially offset by $149,442 in payments of deferred offering costs.
In order to fund working capital deficiencies and/or finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of December 31, 2021, we had no such loans outstanding.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, the Company has until February 23, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 23, 2023. The Company’s sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

Related Party Transactions
Please refer to Note 6,
 Related Party Transactions
, to our financial statements included elsewhere in this report for a discussion of our related party transactions.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. In applying GAAP, we make significant estimates and judgments that affect our reported amounts of assets, liabilities, and expenses, as well as disclosure of contingent assets and liabilities. We believe that our accounting estimates and judgments are reasonable when made, but in many instances, alternative estimates and judgments would also be acceptable. In addition, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on historical experience and other assumptions that we believe are reasonable, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which are discussed further below.
Derivative Liabilities and Forward Purchase Agreement.
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company accounts for derivative liabilities as either equity-classified or liability-classified instruments based on an assessment of the derivative liabilitie’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480,
Distinguishing liabilities from equity
(“ASC 480”), and ASC 815,
Derivatives and hedging
(“ASC 815”). The assessment considers whether the derivative liabilities are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the derivative liabilities meet all of the requirements for equity classification under ASC 815, including whether the derivative liabilities are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of derivative liability issuance and as of each subsequent reporting period end date while the derivative liabilities are outstanding.
The Company evaluated the Public Warrants, the Private Placement Warrants, Over-allotment option, and the FPA (which are discussed in Note 3,
Fair Value Measurements
, Note 4,
Stockholders’ Deficit
and Note 6,
Related Party Transactions
) in accordance with
ASC 815-40,
Contracts in an entity’s own equity
(“ASC
815-40”), and
concluded that each contained provisions related to certain tender or exchange offers which precludes them from being accounted for as a component of equity. As the Warrants, Over-allotment option, and FPA meet the definition of a derivative as contemplated in ASC 815, the Warrants, Over-allotment option, and FPA were measured at fair value at inception (on the date of the IPO) and recorded as assets or liabilities on the balance sheets. The Warrants, Over-allotment option, and FPA are subject to remeasurement at each reporting date until exercised in accordance with ASC 820,
 Fair Value Measurement
(“ASC 820”), with changes in fair value recognized on the statements of operation in the period of change. Subsequent to becoming publicly traded on March 22, 2021, the fair value of the Public Warrants was determined based on their quoted trading price. Prior to being publicly traded, the fair value of the Public Warrants was estimated using a Binomial Lattice valuation model, while the fair value of the Over-allotment option, Private Placement Warrants, and FPA are estimated using a modified Black-Scholes and adjusted net assets valuation model, respectively. See Note 3
, Fair Value Measurements,
 for more information regarding the methods used to fair value the derivative liabilities and the FPA.
Class
 A Common Stock Subject to Possible Redemption
. The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, 50,000,000 and 0 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. Immediately upon the closing of the IPO, the Company recognized the remeasurement from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit and Class A common stock.

Net Income (Loss) Per Common Share
. Net income (loss) per share of common stock is computed by dividing net income (loss), on a pro rata basis, by the weighted average number of common shares outstanding during the period. We apply the two-class
method in calculating earnings per share. The remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
As of December 31, 2021 and 2020, we had outstanding warrants to purchase of up to 25,480,001 and 0 shares of Class A common stock, respectively. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings.
Recent Accounting Pronouncements
Please refer to Note 2,
Summary of Significant Accounting Policies
, to the financial statements included elsewhere in this report for a discussion of recent accounting pronouncements and their anticipated effect on our business.
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40, Presentation of Financial Statements - Going Concern, the Company has until February 23, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 23, 2023. The Company’s sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for smaller reporting companies.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is included in this Annual Report as set forth in the “Index to Financial Statements” on page
F-1
of this report and is incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In accordance with Rules
13a-15(b)
of the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) as of December 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weakness in internal control over financial reporting described in “Management’s Annual Report on Internal Control Over Financial Reporting” below.
Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules
13a-15(f)
and
15d-15(f).
Our internal control over financial reporting is a framework designed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with US GAAP.
Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.
Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As of December 31, 2021, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2021, due to the material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We identified a material weakness in our internal control over financial reporting as of December 31, 2021 related to the appropriate accounting for complex financial instruments. The Company’s management concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock subject to redemption, the forward purchase agreement, the overallotment option, and the warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in a material error in our accounting for these complex financial instruments and a restatement of the Company’s interim financial statements on Form
10-Q/A
for each of the following periods: March 31, 2021, June 30, 2021, and September 30, 2021.
Because of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021, based on the criteria in Internal Control Integrated Framework (2013) issued by the COSO.

Remediation Plan
After identifying the material weakness, we have commenced our remediation efforts by taking the following steps:

•	We have expanded and improved our review process for complex securities and related accounting standards.

•	We have increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

•	We have also retained the services of a valuation expert to assist in valuation analysis of the Warrants on a quarterly basis.

•	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our financial statements and related disclosures.
While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. We have expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
Attestation Report of the Registered Public Accounting Firm
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are a
“non-accelerated
filer” or an “emerging growth company” pursuant to the provisions of the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule
13a-15(f)
and Rule
15d-15(f)
under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
As of the date of this Annual Report, our directors and officers are as follows:

Name	Age	Position
Edward A. Rose III	60	Chief Executive Officer and Director
Derek Satzinger	44	Chief Financial Officer and Director
Michael E. Martino	58	Chairman of the Board
Philip B. Whitehead	70	Vice Chairman of the Board
Diane M. Parisi	63	Director
James L. Bauman	62	Director
William B. Plummer	63	Director
Marshall Clement “Mark” Sanford, Jr.	61	Director
Pamela Chepiga	72	Director
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our common stock as of March 4, 2022, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.
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
The beneficial ownership of our common stock is based on 62,500,000 shares of common stock issued and outstanding as of March 4, 2022, consisting of 50,000,000 shares of Class A common stock and 12,500,000 shares of Class B common stock

	Class B common stock		Class A common stock
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned (2)	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Mason Industrial Sponsor, LLC (our sponsor) (3)	12,190,625	97.53%	—	—	19.5%
Glazer Capital, LLC (4)	—	—	3,208,316	6.42%	5.13%
Adage Capital Partners, L.P. (5)	—	—	3,037,500	6.08%	4.86%
Edward A. Rose III	84,375	*	—	—	*
Derek Satzinger	—	—	—	—	—
Michael E. Martino (3)	12,190,625	97.53%	—	—	—
Philip B. Whitehead	56,250	*	—	—	—
Diane M. Parisi	56,250	*	—	—	—
James L. Bauman	56,250	*	—	—	—
William B. Plummer	56,250	*	—	—	*
Marshall Clement “Mark” Sanford, Jr	—	—	—	—	*
Pamela Chepiga	—	—	—	—	*
All officers and directors as a group (nine individuals)	12,500,000	97.53%	6,245,816	12.5%	29.49%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of our stockholders is c/o Mason Industrial Sponsor, LLC, 110 E. 59th Street, New York, NY 10022.
(2)
Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject
to adjustment, as described in the exhibit to this Annual Report entitled “Description of Securities.” Excludes forward purchase shares that will only be issued, if at all, at the time of our initial business combination.

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

(4)
Based on a Schedule 13G filed on February 14, 2022 by Glazer Capital, LLC, a Delaware limited liability company (“Glazer Capital”) and Paul J. Glazer, 110 East 59th Street, New York, NY. Glazer Capital may be deemed to be the beneficial owner of 3,208,316 Class A common stock, over which it has shared investment and voting power.

(5)
Based on a Schedule 13G filed on February 10, 2022 by Adage Capital Partners, L.P., a Delaware limited partnership (“Adage Capital”), Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson and Phillip Gross, 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116. Adage Capital may be deemed to be the beneficial owner of 3,037,500 Class A common stock, over which it has shared investment and voting power.

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
Our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. This loan was non-interest bearing, unsecured
and was paid in full on February 16, 2021. The loan was repaid out of proceeds not held in the trust account.

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
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial
statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, quarterly reviews of our financial statements and other required filings with the SEC for the year ended December 31, 2021 and for the period from August 31, 2020 (inception) through December 31, 2020 were $115,411 and $15,450, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees
. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from August 31, 2020 (inception) through December 31, 2020.
Tax Fees
. For the year ended December 31, 2021 and for the period from August 31, 2020 (inception) through December 31, 2020, we paid Marcum $7,210 and $0, respectively, for tax planning and tax advice.
All Other Fees
. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from August 31, 2020 (inception) through December 31, 2020.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules
The financial statements are listed on the Index to Financial Statements to this report beginning on page
F-1.
(a)(3) Exhibits
The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit No.	Description

1.1	Underwriting Agreement, dated January 28, 2021, among the Company and Citigroup Global Markets Inc. and Jefferies LLC, as representatives of the several underwriters.(2)

3.1	Amended and Restated Memorandum and Articles of Association.(2)

3.2	Bylaws of the Company.(1)

4.1	Form of Specimen Units Certificate.(1)

4.2	Form of Specimen Class A Common Stock Certificate.(1)

4.3	Form of Specimen Warrant Certificate.(1)

4.4	Warrant Agreement, dated January 28, 2021 between Continental Stock Transfer & Trust Company, as warrant agent.(2)

4.5*	Description of Registrant’s Securities.

10.1	Promissory Note, dated September 15, 2020, issued to Mason Industrial Technology.(1)

10.2	Letter Agreement, dated January 28, 2021, among the Company, and its directors, officers and Mason Industrial Sponsor, LLC.(2)

10.3	Investment Management Trust Agreement, dated January 28, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.(2)

10.4	Registration Rights Agreement, dated January 28, 2021, between the Company and its directors, and Mason Industrial Sponsor, LLC.(2)

10.5	Private Placement Warrants Purchase Agreement, dated January 28, 2021 between the Company and Mason Industrial Sponsor, LLC.(2)

10.6	Forward Purchase Agreement, dated January 28, 2021 between the Company and Mason Industrial Sponsor, LLC.(2)

10.7	Indemnity Agreement, dated January 28, 2021, between the Company and Edward A. Rose III.(2)

10.8	Indemnity Agreement, dated January 28, 2021, between the Company and Derek Satzinger.(2)

10.9	Indemnity Agreement, dated January 28, 2021, between the Company and Michael Martino.(2)

10.10	Indemnity Agreement, dated January 28, 2021, between the Company and Philip B. Whitehead.(2)

10.11	Indemnity Agreement, dated January 28, 2021, between the Company and James L. Bauman.(2)

10.12	Indemnity Agreement, dated January 28, 2021, between the Company and Pamela Chepiga.(2)

10.13	Indemnity Agreement, dated January 28, 2021, between the Company and Diane M. Parisi.(2)

10.14	Indemnity Agreement, dated January 28, 2021, between the Company and William B. Plummer.(2)

10.15	Indemnity Agreement, dated January 28, 2021, between the Company and Marshall C. Sanford, Jr.(2)

14.1	Code of Conduct and Ethics.(1)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded in the Inline XBRL document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on January 12, 2021.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 2, 2021.
ITEM 16. FORM
10-K
SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 30, 2022

MASON INDUSTRIAL TECHNOLOGY, INC.

/s/ Edward A. Rose III
Name:	Edward A. Rose III
Title:	Chief Executive Officer and Director
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Position	Date

/s/ Edward A. Rose III Edward A. Rose III	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2022

/s/ Derek Satzinger Derek Satzinger	Chief Financial Officer and Director (Principal Financial Officer)	March 30, 2022

/s/ Michael E. Martino Michael E. Martino	Chairman of the Board	March 30, 2022

/s/ Philip B. Whitehead Philip B. Whitehead	Vice Chairman of the Board	March 30, 2022

/s/ Diane M. Parisi Diane M. Parisi	Director	March 30, 2022

/s/ James L. Bauman James L. Bauman	Director	March 30, 2022

/s/ William B. Plummer William B. Plummer	Director	March 30, 2022

/s/ Marshall Clement Sanford, Jr. Marshall Clement Sanford, Jr.	Director	March 30, 2022

/s/ Pamela Chepiga Pamela Chepiga	Director	March 30, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Mason Industrial Technology, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Mason Industrial Technology, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from August 31, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 31, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has until February 2, 2023 to complete a business combination or the Company will cease all operations except for the purpose of liquidating. Further, the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be the lesser of one year from the issuance date of the financial statements or the date for mandatory liquidation. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2020.
Hartford, CT
March 30, 2022

MASON INDUSTRIAL TECHNOLOGY, INC.
BALANCE SHEETS

	December 31,
	2021	2020

ASSETS
CURRENT ASSETS
Cash	$975,393	$167,224
Prepaid expenses	522,200	—

Total current assets	1,497,593	167,224
NONCURRENT ASSETS
Cash held in trust account	500,029,521	—
Other assets	43,517	—
Derivative forward purchase agreement	102,643	—
Deferred offering costs	—	274,442

Total noncurrent assets	500,175,681	274,442

TOTAL ASSETS	$501,673,274	$441,666

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILTIES
Accounts payable and accrued expenses	$206,424	$75,000
Accrued deferred offering costs	—	125,000
Franchise tax payable	186,031	—
Note payable – related party	—	300,000

Total current liabilities	392,455	500,000
LONG-TERM LIABILTIES
Deferred underwriting commissions	17,500,000	—
Derivative liabilities	16,816,800	—

Total liabilities	34,709,255	500,000
Commitments and Contingencies
Class A common stock subject to possible redemption; 50,000,000 and 0 shares as of December 31, 2021 and December 31, 2020, respectively, at redemption value of $10.00 per share	500,000,000	—
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; no shares issued and outstanding (excluding 50,000,000 and 0 shares subject to possible redemption) as of December 31, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 12,500,000 and 12,937,500 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively (1)	1,250	1,294
Additional paid-in capital	—	23,706
Accumulated deficit	(33,037,231)	(83,334)

Total Stockholders’ Deficit	(33,035,981)	(58,334)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$501,673,274	$441,666

(1)
As of December 31, 2020, this number includes up to 1,687,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriters partially exercised their over-allotment shares on January 29, 2021; therefore, the Sponsor forfeited 437,500 Founder Shares as a result of the partial exercised of the over-allotment shares, while the remaining 1,250,000 shares were no longer subject to forfeiture and are included as of December 31, 2021.

The accompanying notes are an integral part of these financial statements
.

MASON INDUSTRIAL TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS

		August 31, 2020
	Year Ended	(inception) through
	December 31, 2021	December 31, 2020
OPERATING EXPENSES

General and administrative expenses	$1,423,720	$83,334
Franchise tax expense	186,031	—

Total operating expenses	1,609,751	83,334

OTHER INCOME (EXPENSE)
Interest income on marketable securities held in Trust Account	29,521	—
Underwriting discounts and offering costs attributed to derivative liabilities	(1,321,353)	—
Change in fair value of derivative liabilities	20,102,701	—
Change in fair value of derivative forward purchase agreement	430,057	—

Total other income	19,240,926	—

INCOME (LOSS) BEFORE INCOME TAX	17,631,175	(83,334)
Income tax expense (benefit)	—	—

NET INCOME (LOSS)	$17,631,175	$(83,334)

Basic and diluted weighted average shares outstanding, Class A common stock	45,616,438	—
Basic and diluted net income (loss) per share, Class A common stock	$0.30	$—
Basic and diluted weighted average shares outstanding, Class B common stock (1)	12,533,562	11,250,000
Basic and diluted net income (loss) per share, Class B common stock	$0.30	$(0.01)

(1)
The weighted average shares outstanding for the period from August 31, 2020 (inception) through December 31, 2020 excludes an aggregate of up to 1,687,500 Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriters partially exercised their over-allotment shares on January 29, 2021; therefore, the Sponsor forfeited 437,500 Founder Shares as a result of the partial exercised of the over-allotment shares, while the remaining 1,250,000 shares were no longer subject to forfeiture and are included in the year ended December 31, 2021.

The accompanying notes are an integral part of these financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance—August 31, 2020 (inception)	—	$—	$—	$—	$—
Issuance of Class B stock to Sponsor (1)	12,937,500	1,294	23,706	—	25,000
Net loss		—	—	(83,334)	(83,334)

Balance—December 31, 2020	12,937,500	1,294	23,706	(83,334)	(58,334)
Forfeiture of Founder Shares(2)	(437,500)	(44)	44	—	—
Initial classification of derivative forward purchase agreement	—	—	(327,414)	—	(327,414)
Remeasurement of Class A common stock subject to possible redemption	—	—	303,664	(50,585,072)	(50,281,408)
Net income	—	—	—	17,631,175	17,631,175

Balance—December 31, 2021	12,500,000	$1,250	$—	$(33,037,231)	$(33,035,981)

(1)	This number includes an aggregate of up to 1,687,500 Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.
(2)	On January 29, 2021 the Sponsor forfeited 437,500 Founder Shares as a result of the underwriters election to partially exercise their overallotment option.
The accompanying notes are an integral part of these financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS

		August 31, 2020
	Year Ended	(inception) through
	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$17,631,175	$(83,334)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash held in Trust Account	(29,521)
Underwriting discounts and transaction costs attributed to warrant liability	1,321,353	—
Change in fair value of derivative liabilities	(20,102,701)	—
Change in fair value of derivative forward purchase agreement	(430,057)	—
Changes in operating assets and liabilities:		—
Prepaid expenses	(522,200)	—
Accounts payable and accrued expenses	131,424	75,000
Other assets	(43,517)	—
Franchise tax payable	186,031	—

Net cash used in operating activities	(1,858,013)	(8,334)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	(500,000,000)	—

Net cash used in investing activities	(500,000,000)	—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	489,746,182	—
Proceeds from sale of Private Placement Warrants	13,220,000	—
Repayment of note payable – related party	(300,000)	—
Payment of offering costs	—	(149,442)
Proceeds from sale of Class B common stock	—	25,000
Proceeds from issuance of note payable – related party	—	300,000

Net cash provided by financing activities	502,666,182	175,558

NET CHANGE IN CASH	808,169	167,224
CASH, BEGINNING OF PERIOD	167,224	—

CASH, END OF PERIOD	$975,393	$167,224

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Initial classification of derivative liabilities	$36,919,501	$—
Initial classification of derivative forward purchase agreement	$(327,414)	$—
Initial classification value of common stock subject to possible redemption	$500,000,000	$—
Remeasurement of Class A common stock subject to possible redemption	$50,281,408	$—
Deferred underwriting fees charged to additional paid-in capital	$17,500,000	$—
Deferred offering costs included in accrued deferred offering costs	$—	$125,000
The accompanying notes are an integral part of these financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 1 – DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
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
As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021, relates to the Company’s formation, its Initial Public Offering (the “IPO”) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash from the proceeds derived from the IPO (see below for more information on the IPO) and recognizes changes in the fair value of warrant liabilities and forward purchase agreement as other income (expense).
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
, for more information).
Public Warrants
Each Unit consists of one share of Class A common stock
and one-third of
one redeemable warrant (each, a “Public Warrant” and, collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. In addition, if (x) the Company issues additional shares of Class A common stock for capital raising purposes in connection with the closing of the Company’s Initial Business Combination at an issue or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or their affiliates, without taking into account any shares of Class B common stock held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the amount that is the total equity proceeds (and interest thereon), available for the funding of the Initial Business Combination on the date of the consummation (net of redemptions) and (z) the volume-weighted average trading price of the Company’s Class A common stock during the 20-trading-day
period starting on the trading day prior to the date on which the Company consummates its Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted, to the nearest cent, to 115% of the higher of the Newly Issued Price and the Market Value, and the $18.00 per share redemption trigger price described below will be adjusted, to the nearest cent, to be equal to 180% of the higher of the Newly Issued Price and the Market Value.
No fractional shares will be issued upon separation of the Units and only whole Public Warrants will trade. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the Company’s Initial Business Combination or earlier upon redemption or liquidation.

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS

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
, except that they will be subject to transfer restrictions and registration rights. The FPA Warrants will have the same terms as the Private Placement Warrants so long as they are held by the Sponsor or its permitted assignees and transferees.
Transaction Costs
Transaction costs amounted to $27.9 million, consisting of $10.0 million of underwriting fees, $17.5 million of deferred underwriting commissions, and $0.4 million of other offering costs.
The Trust Account
Following the closing of the IPO on February 2, 2021, $500.0 million of the net proceeds of the sale of the Units and the Private Placement Warrants were placed in a trust account (the “Trust Account”). The funds held in the Trust Account are invested in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under
Rule 2a-7 under
the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
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

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS

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
The Sponsor and the Company’s directors, director nominees and officers have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) (Note 3,
Fair Value Measurements
) held by them if the Company fails to complete an Initial Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquired shares of Class A common stock in the IPO or acquires such shares after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the Combination Period.

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS

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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
Liquidity and Capital Resources
As of December 31, 2021, the Company had $975,393 in cash not held in the Trust Account and available for working capital purposes. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due
diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Initial Business Combination or to redeem a significant number of our public shares upon completion of the Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account.
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40,
Presentation of Financial Statements - Going Concern
, the Company has until February 23, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 23, 2023. The Company’s sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements include the financial statements of the Company, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS

Use of Estimates
In the course of preparing the financial statements, management makes various assumptions, judgments and estimates to determine the reported amounts of assets, liabilities, income and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events. Although management believes these estimates are reasonable, actual results could differ from these estimates.
Estimates made in preparing these financial statements include, among other things, (1) the measurement of derivative liabilities, (2) the measurement of the derivative forward purchase agreement and (3) accrued expenses. Changes in these estimates and assumptions could have a significant impact on results in future periods.
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
The Company will remain an emerging growth company until the earliest of (i) the last day of the first fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which the Company’s total annual gross revenue is at lea st

$
1.07
 billion or (c) when the Company is deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds
$
700.0
 million as of the prior June
30
th and (ii) the date on which the Company has issued more than $
1.0
 billion
in non-convertible debt
securities during the prior three-year period.
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

The Company’s cash balances held at commercial banks may at times exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced any credit losses to date.
Cash held in Trust Account
At December 31, 2021 and 2020, the Company had
$500.0
million and $0 in cash held in the Trust Account that were held in U.S. Treasury Bills, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash held in Trust Account. The Company’s Trust Account is maintained with a high-quality financial institution, with the compositions and maturities of the Trust Account’s investments are regularly monitored by management.
Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Certain financial assets and liabilities, such as the derivative liability, are measured at fair value on a recurring basis. Nonfinancial assets and liabilities, if any, are recognized at fair value on a nonrecurring basis.
The Company categorizes the inputs to the fair value of its financial assets and liabilities using a three-tier fair value hierarchy, established by the Financial Accounting Standards Board (“FASB”), that prioritizes the significant inputs used in measuring fair value. These levels are:
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

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS

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
Derivative liabilities and forward purchase agreement
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company accounts for derivative instruments as either equity-classified or liability-classified instruments based on an assessment of the instruments specific terms and applicable authoritative guidance in ASC 480,
Distinguishing liabilities from equity
(“ASC 480”), and ASC 815,
Derivatives and hedging
(“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of instruments issuance and as of each subsequent reporting period end date while the instruments are outstanding.
The Company evaluated the Public Warrants, the Private Placement Warrants, Over-allotment option, and the FPA (which are discussed in Note 3,
Fair Value Measurements
, Note 4,
Stockholders’ Deficit
and Note 6,
Related Party Transactions
) in accordance with
ASC 815-40,
Contracts in an entity’s own equity
(“ASC
815-40”), and
concluded that each contained provisions related to certain tender or exchange offers which precludes them from being accounted for as a component of equity. As the Warrant’s, Over-allotment option, and FPA meet the definition of a derivative as contemplated in ASC 815, the Warrants, Over-allotment option, and FPA were measured at fair value at inception (on the date of the IPO) and recorded as assets or liabilities on the balance sheets. The Warrants, Over-allotment option, and FPA are subject to remeasurement at each reporting date until exercised in accordance with ASC 820,
 Fair Value Measurement
(“ASC 820”), with changes in fair value recognized on the statements of operation in the period of change. Subsequent to becoming publicly traded on March 22, 2021, the fair value of the Public Warrants was determined based on their quoted trading price. Prior to being publicly traded, the fair value of the Public Warrants was estimated using a Binomial Lattice valuation model, while the fair value of the Over-allotment option, Private Placement Warrants, and FPA are estimated using a modified Black-Scholes and adjusted net assets valuation model, respectively. See Note 3,
 Fair Value Measurements,
 for more information regarding the methods used to fair value the derivative liabilities and the FPA.
Allocation of Issuance costs
The Company accounts for the allocation of its issuance costs to its Warrants using the guidance in
ASC 470-20,
Debt with conversion and other options
(“ASC
470-20”),
applied by analogy. Under this guidance, if debt or stock is issued with detachable warrants, the proceeds need to be allocated to the two instruments using either the fair value method, the relative fair value method, or the residual value method. The guidance also requires companies to use a consistent approach in allocating issuance costs between the instruments. Accordingly, the Company allocated its issuance costs of $27,903,259—consisting of $10,000,000 of underwriting fees, $17,500,000 of deferred underwriting commissions, and $403,259 of other offering costs—to the issuance of its Class A shares and Public Warrants in the amount of $26,581,907 and $1,321,353, respectively. Issuance costs attributed to the Public Warrants were expensed during the first quarter of 2021 to the statements of operations.

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS

Issuance costs associated with the issuance of Class A common stock were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the IPO. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities
.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021,
50,000,000
shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. Immediately upon the closing of the IPO, the Company recognized the remeasurement from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit and Class A common stock.
Franchise Tax Obligation
As a Delaware corporation, the Company’s franchise tax obligation is based on the number of shares of common stock authorized and outstanding. As of December 31, 2021 and 2020, the Company has recorded franchise taxes payable of $186,031 and $0 respectively. The Company remits these obligations to Delaware annually.
Income Taxes
Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating losses, interest expense and tax credit carryforwards, using enacted tax rates in effect for the taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. Unrecognized tax benefits represent potential future tax obligations for uncertain tax positions taken on previously filed tax returns that may not ultimately be sustained. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company classifies all deferred tax assets and liabilities as noncurrent.
The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. The Company periodically assesses the realizability of its deferred tax assets by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers all available positive and negative evidence when determining whether a valuation allowance is required. In making this assessment, the Company evaluates possible sources of taxable income that may be available to realize the deferred tax assets, including projected future taxable income, the reversal of existing temporary differences available and tax planning strategies. Deferred tax assets are then reduced by a valuation allowance if the Company believes it is more likely than not such deferred tax assets will not be realized.
Net Income (Loss) Per Common Share
The Company has two classes of shares, Class A common stock and Class B common stock. Net income (loss) per common share is computed by dividing net income (loss), on a pro rata basis, by the weighted average number of common shares outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Remeasurement associated with the redeemable Class A common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS

The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase 25,480,001 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of
December 31, 2021, and 2020,
the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in earnings of the Company.
Recently issued accounting standards
In August 2020, the FASB issued Accounting Standards Update
(“ASU”) No. 2020-06, “Debt
— Debt with Conversion and Other Options
(Subtopic 470-20) and
Derivatives and Hedging — Contracts in Entity’s Own Equity
(Subtopic 815-40):
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
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
NOTE 3 — FAIR VALUE MEASUREMENTS
Financial Assets and Liabilities Measured on a Recurring Basis
Certain assets and liabilities are reported at fair value on a recurring basis. These assets and liabilities include the investments held in Trust Account, the derivative forward purchase agreement, and derivative liabilities.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and where they are classified within the fair value hierarchy at December 31, 2021. The Company did not have any assets or liabilities that were measured at fair value on a recurring basis at December 31, 2020.

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3
Assets:

Investments held in Trust Account (1)	$500,029,521	$—	$—
Derivative forward purchase agreements (2)	$—	$—	$102,643
Liabilities:
Derivative liabilities — Public Warrants (3)	$11,000,000	$—	$—
Derivative liabilities — Private Placement Warrants (4)	$—	$—	$5,816,800

(1)	The fair value of investments in Trust Account based on quoted market price.
(2)	The fair value of derivative forward purchase agreement was based on the forward price formula.
(3)	The fair value of derivative liabilities – Public Warrants based on quoted market price for MIT.W as of the reporting date.
(4)	The fair value of derivative liabilities – Private Placement Warrants was based on a modified Black-Scholes model.

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS

Investments held in Trust Account
.

At December 31,
2021
, the investments held in Trust Account were entirely comprised of U.S. Treasury
Bills
. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
Derivative liabilities
.

The Warrants are accounted for as liabilities in accordance with

ASC 815-40 and

are presented within derivative warrant liabilities on the balance sheets. The derivative warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative
liabilities in the statements of operations.
Initial Measurement
The estimated fair value of the Public Warrants and the Private Warrants on February 2, 2021 was estimated using a Binomial Lattice and modified Black-Scholes valuation model, respectively. At their initial measurement, the Warrants were classified as Level 3 inputs due to the use of unobservable inputs.
The following table presents information and assumptions used to determine the estimated fair values of the Warrants at the initial measurement date using the pricing models:

February 2, 2021
(Initial Measurement)

Strike price	$11.50
Term (in years)	5.2
Risk-free rate	0.7%
Volatility	25.5%
Dividend Yield	0.0%
Fair value of Public Warrants	$1.41
Fair value of Private Placement Warrants	$1.50
Subsequent Measurement
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker MIT.W. The fair value of the Private Warrants continues to be estimated using a modified Black-Scholes valuation model and is classified as Level 3 due to the use of unobservable inputs.
The following table presents information and assumptions used in the modified Black-Scholes valuation model to determine the estimated fair value of the Private Placement Warrants as of December 31, 2021:

December 31, 2021
Strike price	$11.50
Term (in years)	5.2
Risk-free rate	1.3%
Volatility	11.6%
Dividend yield	0.0%
Fair value of Private Placement Warrants	$0.66
The following contains additional information regarding inputs used in the pricing models:

•	Term – the expected life of the warrants was assumed to be equivalent of their remaining contractual term.

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS

•	Risk-free rate – the risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the warrants.

•	Volatility – the Company estimated the volatility of its common stock warrants based on the implied volatility of the Company’s own publicly traded warrants.

•	Dividend yield – the dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of private placement warrants.
Over-allotment option.
The over-allotment option is accounted for as a liability in accordance with
ASC-480
and is presented within liabilities on the balance sheets. The over-allotment liability was measured at fair value at inception with changes in fair value presented within change in fair value of derivative liabilities in the statements of operations. The over-allotment option was not revalued as it was partially exercised and forfeited at inception.
Initial Measurement
The estimated fair value of the over-allotment option on February 2, 2021 was estimated using a modified Black-Scholes valuation model valuation model, respectively. At the initial measurement, the over-allotment option was classified as Level 3 inputs due to the use of unobservable inputs.
The following table presents information and assumptions used to determine the estimated fair values of the over-allotment option at the initial measurement date using the pricing model:

February 2, 2021 (Initial Measurement)
Stock price	$10.00
Exercise price	$10.00
Term (years)	0.12
Risk free rate	0.1%
Volatility	8.2%
Dividend Yield	0.0%
Fair value of over-allotment option	$0.11
The following contains additional information regarding inputs used in the pricing models:

•	Stock price – the stock price was assumed to be equivalent to the offering price.

•	Exercise price – the exercise price was assumed to be the price the underwriters would pay to purchase additional units from the Company.

•	Term – the expected life of the Over-allotment options was assumed to be equivalent of their remaining contractual term.

•	Risk-free rate – the risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the warrants.

•	Volatility – the Company estimated the volatility of its common stock warrants based on the implied volatility of the Company’s own publicly traded warrants.

•	Dividend yield – the dividend yield percentage is zero because the Company does not currently pay dividends.
The change in fair value of the derivative liabilities through December 31, 2021 is as follows:

	Public Warrants	Private Warrants	Over-allotment Option	Total Derivative Liability

Derivative warrant liabilities at December 31, 2020	$—	$—	$—	$—
Issuance of Public and Private Warrants (1)	23,500,000	13,220,001	—	36,720,001
Issuance of over-allotment option			769,500	769,500
Partial exercise of over-allotment option (2)			(570,000)	(570,000)
Change in fair value of derivative liabilities	(12,500,000)	(7,403,201)	(199,500)	(20,102,701)

Derivative liabilities at December 31, 2021	$11,000,000	$5,816,800	$—	$16,816,800

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS

(1)	During the 1 st quarter of 2021, the Public Warrants were transferred from Level 3 to Level 1 in the fair value hierarchy.
(2)	On February 2, 2021, the IPO date, the over-allotment option was partially exercised for the purchase of 5,000,000 units and the option to purchase 1,750,000 additional units subsequently expired.
Derivative forward purchase agreement
. The FPA is accounted for as a derivative instrument in accordance with
ASC 815-40
and is presented as a derivative forward purchase agreement asset or liability on the balance sheets. The FPA was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of forward purchase agreement in the statements of operations.
The FPA was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $80.0 million, pursuant to the FPA, is discounted to present value and compared to the fair value of the common stock and warrants to be issued pursuant to the FPA. The fair value of the common stock and warrants to be issued under the FPA were based on the public trading price of one Class A Common Share and the value of one-third of one Private Placement Warrant. The excess (liability) or deficit (asset) of the fair value of the common stock and warrants to be issued compared to the
$80.0
million fixed commitment is then reduced to account for the probability of consummation of the Business Combination.
T
h
e change in fair value of the derivative forward purchase agreement through December 31, 2021 is as follows:

FPA Asset (Liability)
Derivative forward purchase agreement at December 31, 2020	$—
Executed forward purchase agreement in connection with IPO	(327,414)
Change in fair value of the derivative forward purchase agreement	430,057

Derivative forward purchase agreement at December 31, 2021	$102,643
Fair Value of Other Financial Instruments
The carrying value of cash, accounts payable and accrued expenses are considered to be representative of their respective fair values due to the nature of and short-term maturities of those instruments.
NOTE 4 — STOCKHOLDERS’ DEFICIT
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue 400,000,000 shares of Class A common stock with
a
par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were no shares of Class A common stock issued and outstanding (excluding 50,000,000 shares of Class A common stock subject to possible redemption). There was no Class A Common Stock outstanding as of December 31, 2020.
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
In addition, 50,000,000 shares of Class A common stock are redeemable upon the consummation of the Company’s initial Business Combination, subject to the requirements of law. In addition, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will cease all operations except for the purpose of winding up and redeem the shares of Class A common stock at a per-share price
equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding Public Shares (see Note 1,
 Description of Organization and Business Operations
, for more information). The Company classified the shares of Class A common stock subject to redemption rights as temporary equity as the event of the consummation of the Company’s initial Business Combination is not solely within the control of the Company.
Class
 B Common Stock
 — The Company is authorized to issue 50,000,000 shares of

Class B common stock with a par value of $0.0001 per share. At December 31, 2020, 12,937,500 shares of Class B common stock were issued and outstanding, of which 1,687,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised. These

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
amounts have been retroactively adjusted to reflect the January 28, 2021 stock dividend of 0.125 shares, described in Note 6,
 Related Party Transactions
. At December 31, 2021, 12,500,000 shares of Class B common stock were issued and outstanding.
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
As of December 31, 2021 and 2020, the Company had 16,666,667 and 0 public warrants outstanding, respectively.

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

•
if, and only if, the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

•	If, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants.

In addition, the Company may call the Public Warrants for redemption:

•	in whole and not in part;

•	at $0.10 per warrant;

•
upon not less than 30 days’ prior written notice of redemption to each warrant holder, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive a certain number of shares of Class A common stock, based on the fair market value of the Company’s Class A common stock;

•
if, and only if, the closing price of Class A common stock equals or exceeds $10.00 per share for any 20 trading days within the 30-trading day period ending three trading days before the notice of redemption is sent to the warrant holders; and

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the
Public
Warrants to do so on a “cashless basis,” as described in the warrant agreement.
The private placement warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by our sponsor or its permitted transferees. If the private placement warrants are held by holders other than our sponsor or its permitted transferees and if the closing price of Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the notice of redemption is sent to the warrant holders is less than $18.00 per share, the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants.

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
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
As of December 31, 2021 and 2020, the Company had 8,813,334 and 0 private placement warrants outstanding, respectively.
NOTE 5 — CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of December 31, 2021, there were 50,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption. There was no Class A common stock outstanding as of December 31, 2020.
As of December 31, 2021, Class A common stock subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds	$500,000,000
Less:
Offering costs and underwriting fees allocated to Class A common stock subject to possible redemption	(26,781,408)
Proceeds allocated to Public Warrants at issuance	(23,500,000)
Plus:
Remeasurement to Class A common stock subject to possible redemption	50,281,408

Class A common stock subject to possible redemption	$500,000,000

NOTE 6 — RELATED PARTY TRANSACTIONS
Founder Shares
On September 15, 2020, the Sponsor purchased 11,500,000 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000, or approximately $0.002 per share. The Sponsor has agreed to forfeit up to 1,500,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. On January 28, 2021, the Company effected a stock dividend of 0.125 shares of Class B common stock, resulting in the Sponsor holding an aggregate of 12,937,500 Founder Shares (up to 1,687,500 Founder Shares of which are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised), representing an adjusted purchase price of approximately $0.002 per share. The financial statement has been retroactively restated to reflect the stock dividend. In January 28, 2021, our sponsor transferred 84,375 founder shares to Edward A. Rose III and 56,250 founder shares to each of James L. Bauman, Diane M. Parisi, William B. Plummer and Philip B. Whitehead, at the original per share purchase price.
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
The sale or allocation of the Founder Shares to the Company’s director and officers, as described above, is within the scope of FASB ASC Topic 718,
Compensation-Stock Compensation
(“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date.
 The estimated fair value of the Founder Shares granted to the Company’s director nominees, based on a Black-Scholes Option Pricing Model valuation, was approximately $2.2 million, or $7.23 per share.

The Founder Shares were effectively sold subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of December 31, 2021, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that the consummation of a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS

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
, except that they will be subject to transfer restrictions and registration rights. The FPA Warrants will have the same terms as the Private Placement Warrants so long as they are held by the Sponsor or its permitted assignees and transferees.
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
NOTE 7 — INCOME TAXES
The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up
costs and are not currently deductible.

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS

The components of the Company’s provision for income taxes are as follows:

August 31, 2020
	Year Ended	(inception) through
	December 31, 2021	December 31, 2020
Current income tax expense:

Federal	$—	$—
State	—	—

	—	—
Deferred income tax expense:
Federal	$(331,164)	(17,500)
State	—	—

	(331,164)	(17,500)
Change in valuation allowance	331,164	17,500

Income tax provision	$—	$—

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of derivative liabilities	(24.0)%	0.0%
Change in fair value of FPA	(0.5)%	0.0%
Transaction costs related to warrants	1.6%	0.0%
Meals and entertainment	0.0%	0.0%
Return to provision adjustment	(0.1)%	0.0%
Change in valuation allowance	2.0%	(21.0)%

Income tax provision	0.0%	0.0%

The components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax asset
Net operating loss carryforward	$32,874	$—
Organizational/Start-up costs	298,296	17,500

Total deferred tax asset	331,170	17,500
Valuation allowance	(331,170)	(17,500)

Deferred tax asset, net of allowance	$—	$—

As of December 31, 2021 and 2020, the
Company had Federal U.S. net operating losses of
$156,541
 and $30, respectively,
which are limited to 80% of taxable income per year and will not expire. If a business combination is consummated, these net operating losses will be limited by a Section 382 limitation given there will have been a change in control at the Company.
Deferred tax assets are reduced by a valuation allowance if the Company believes it is more likely than not such deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.
For the years ended December 31, 2021 and 2020, the change in the valuation allowance was
 $331,164

and $17,500, respectively.
The calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax laws and regulations. That Company gives financial statement recognition to those tax provisions that it believes are more likely than not to be sustained upon examination by the Internal Revenue Service or other government agency. As of December 31, 2021 and 2020,

the Company did not have any accrued liability for unrecognized tax positions and does not anticipate recognition of any significant liabilities for

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
uncertain tax positions during the next
12
months. At December
31
,
2021

and 2020,

the Company has made
no
provisions for interest or penalties related to uncertain tax positions.
The Company files income tax returns in the U.S. federal jurisdiction and the state of New York, and the Company is subject to examination by the various taxing authorities. There are currently no federal or state income tax examinations underway. The Company’s tax returns for 2020 remain open to examination by the taxing authorities.

NOTE 8 — NET INCOME (LOSS) PER COMMON SHARE
The Company has two classes of shares, Class A common stock and Class B common stock. Net income (loss) per common share is computed by dividing net income (loss), on a pro rata basis, by the weighted average number of common shares outstanding for the period. Remeasurement associated with the redeemable Class A common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.
The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase 25,480,001 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income per common share for the periods presented.
Reconciliation of Net Income (Loss) per Common Share
The following table reflects the calculation of basic and diluted net income (loss) per common share:

			August 31, 2020
	Year Ended		(inception) through
	December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator

Allocation of net income (loss)	$13,830,979	$3,800,196	$—	$(83,334)

Denominator
Weighted-average shares outstanding (1)	45,616,438	12,533,562	—	11,250,000
Basic and diluted net income (loss) per share	$0.30	$0.30	$—	$(0.01)

(1)
The weighted average shares outstanding for the period from August 31, 2020 (inception) through December 31, 2020 excludes an aggregate of up to 1,687,500 Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriters partially exercised their over-allotment shares on January 29, 2021; therefore, the Sponsor forfeited 437,500 Founder Shares as a result of the partial exercised of the over-allotment shares, while the remaining 1,250,000 shares were no longer subject to forfeiture and are included in the year ended December 31, 2021.

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

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS

Underwriting Agreement
The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $10.0 million, with an additional fee (the “Deferred Discount”) of 3.5%
of the gross offering proceeds payable upon the Company’s completion of an initial Business Combination. This Deferred Discount of $17.5 million has been recorded as Deferred Underwriting Commissions on the balance sheets as of December 31, 2021. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.
NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions through the date these financial statements were issued. The Company determined there were no events that required disclosure in these financial statements.