Form 10-Q
period 2022-03-31
Mason Industrial Technology, Inc.
filed 2022-05-05
CIK 1826058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
771-1200
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant to purchase one share of Class A common stock	MIT.U	New York Stock Exchange
Class A common stock, par value $0.0001 per	MIT	New York Stock Exchange
share Redeemable warrants exercisable for one share of Class A common stock at an exercise price of $11.50	MIT.W	New York Stock Exchange
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
of the Exchange Act).    Yes  ☒    No  ☐
As of April 29, 2022, 50,000,000
shares of
Class A
common stock
, par value $0.0001 per share, and 12,500,000
shares of
Class B
common stock
, par value $0.0001 per share, were issued and outstanding.

Mason Industrial Technology, Inc.
Quarterly Report on Form
10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Information
MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash	$194,145	$975,393
Prepaid expenses	507,250	522,200

Total current assets	701,395	1,497,593

NONCURRENT ASSETS
Cash held in trust account	500,070,330	500,029,521
Other assets	—	43,517
Derivative forward purchase agreement	—	102,643

Total noncurrent assets	500,070,330	500,175,681

TOTAL ASSETS	$500,771,725	$501,673,274

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILTIES
Accounts payable and accrued expenses	$76,564	$206,424
Franchise tax payable	50,000	186,031

Total current liabilities	126,564	392,455
LONG-TERM LIABILTIES
Deferred underwriting commissions	17,500,000	17,500,000
Derivative liabilities	8,408,400	16,816,800
Derivative forward purchase agreement liability	328,566	—

Total liabilities	26,363,530	34,709,255
Commitments and Contingencies
Class A common stock subject to possible redemption: 50,000,000 shares as of March 31, 2022 and December 31, 2021, respectively, at redemption value of $10.00 per share	500,000,000	500,000,000
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; no shares issued and outstanding (excluding 50,000,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 12,500,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,250	1,250
Additional paid-in capital	—	—
Accumulated deficit	(25,593,055)	(33,037,231)

Total stockholders’ deficit	(25,591,805)	(33,035,981)

TOTAL LIABILITIES, REEDEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$500,771,725	$501,673,274

The accompanying notes are an integral part of these condensed financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING EXPENSES
General and administrative expenses	$523,824	$108,877
Franchise tax expense	50,000	118,310

Total operating expenses	(573,824)	(227,187)

OTHER INCOME (EXPENSE)
Interest income on marketable securities held in Trust Account	40,809	4,759
Underwriting discounts and offering costs attributed to derivative warrant liability	—	(1,321,353)
Change in fair value of derivative warrant liabilities	8,408,400	18,904,934
Change in fair value of derivative forward purchase agreement	(431,209)	362,131

Total other income	8,018,000	17,950,471

NET INCOME	$7,444,176	$17,723,284

Basic and diluted weighted average shares outstanding, Class A common stock	50,000,000	32,222,222
Basic and diluted net income per share, Class A common stock	$0.12	$0.40
Basic and diluted weighted average shares outstanding, Class B common stock	12,500,000	12,636,111
Basic and diluted net income per share, Class B common stock	$0.12	$0.40

The accompanying notes are an integral part of these condensed financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

			Additional		Total
	Class B Common Stock		Paid-in Capital	(Accumulated Deficit)	Stockholders’ Deficit
	Shares	Amount
Balance—December 31, 2021	12,500,000	$1,250	$—	$(33,037,231)	$(33,035,981)
Net income	—	—	—	7,444,176	7,444,176

Balance—March 31, 2022	12,500,000	$1,250	$—	$(25,593,055)	$(25,591,805)

	Class B Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Total Stockholders’ Deficit
	Shares	Amount
Balance—December 31, 2020	12,937,500	$1,294	$23,706	$(83,334)	$(58,334)
Forfeiture of Founder Shares (1)	(437,500)	(44)	44	—	—
Initial classification of derivative forward purchase agreement	—	—	(327,414)	—	(327,414)
Remeasurement of Class A common stock subject to possible redemption	—	—	303,664	(50,385,572)	(50,081,908)
Net income	—	—	—	17,723,284	17,723,284

Balance—March 31, 2021	12,500,000	$1,250	$—	$(32,745,622)	$(32,744,372)

(1)	On January 29, 2021 the Sponsor forfeited 437,500 Founder Shares as a result of the underwriters election to partially exercise their overallotment option.
The accompanying notes are an integral part of these condensed financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,444,176	$17,723,284
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(40,809)	(4,759)
Underwriting discounts and transaction costs attributed to warrant liability	—	1,321,353
Change in fair value of derivative liabilities	(8,408,400)	(18,904,934)
Change in fair value of derivative forward purchase agreement	431,209	(362,131)
Changes in operating assets and liabilities:
Prepaid expenses	14,950	(696,925)
Other Assets	43,517	—
Accounts payable and accrued expenses	(129,860)	(61,333)
Franchise tax payable	(136,031)	118,310

Net cash used in operating activities	(781,248)	(867,135)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	—	(500,000,000)

Net cash used in investing activities	—	(500,000,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	—	489,596,740
Proceeds from sale of Private Placement Warrants	—	13,220,000
Payment of offering costs	—	(125,000)
Repayment of note payable – related party	—	(300,000)

Net cash provided by financing activities	—	502,391,740

NET CHANGE IN CASH	(781,248)	1,524,605
CASH, BEGINNING OF PERIOD	975,393	167,224

CASH, END OF PERIOD	$194,145	$1,691,829

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Initial classification of derivative liability	$—	$36,720,001
Initial classification of derivative forward purchase agreement	$—	$(327,414)
Initial value of common stock subject to possible redemption	$—	$500,000,000
Remeasurement of Class A common stock subject to possible redemption	$—	$50,081,908
Deferred underwriting fees charged to additional paid-in capital	$—	$17,500,000
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
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022, relates to the Company’s formation, its Initial Public Offering (the “IPO”) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash from the proceeds derived from the IPO (see below for more information on the IPO) and recognizes changes in the fair value of warrant liabilities and forward purchase agreement as other income (expense).
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

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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
Forward Purchase Agreement
Simultaneously with the closing of the IPO, the Company entered into a Forward Purchase Agreement (the “FPA”) with the Sponsor, pursuant to which the Sponsor committed that it will purchase up to 8,000,000 forward purchase units (the “FPA Units”), consisting of one share of Class A common stock (the “FPA Share”) and one-third
of one warrant to purchase one share of Class A common stock (the “FPA Warrant”) for $10.00 per unit, or an aggregate amount of up to $80,000,000, in a private placement that will close concurrently with the closing of the initial Business Combination (see Note 6, Related Party Transactions, for more information). In addition, the Sponsor’s commitment under the FPA will be subject to approval, prior to entering into a definitive agreement for the initial Business Combination, of Mason Capital Management LLC, an affiliate of the managing member of the Sponsor. The FPA Shares will be identical to the shares of Class A common stock included in the units being sold in the IPO, except that they will be subject to transfer restrictions and registration rights. The FPA Warrants will have the same terms as the Private Placement Warrants so long as they are held by the Sponsor or its permitted assignees and transferees.
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
The Sponsor and the Company’s directors, director nominees and officers have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) (Note 3, Fair Value Measurements) held by them if the Company fails to complete an Initial Business Combination within the Combination Period.
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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
Liquidity and Capital Resources
As of March 31, 2022 and December 31, 2021, the Company had $194,145 and $975,393 in cash not held in the Trust Account and available for working capital purposes, respectively. The Company believes
it will need to raise additional funds in order to meet the expenditures required for operating the business.
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
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40,
Presentation of Financial Statements—Going Concern, the Company has until February 23, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 23, 2023. The Company’s sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and should be read in conjunction with the Company’s financial statements, summary of significant accounting policies and notes included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 (the “2021 Form
10-K”).
Accordingly, certain disclosures required by GAAP and normally included in Annual Reports on Form
10-K
have been condensed or omitted from this report; however, except as disclosed herein, there has been no material change in the information disclosed in the notes to condensed financial statements included in the Company’s 2021 Form
10-K.
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

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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
Estimates made in preparing these condensed financial statements include, among other things, (1) the measurement of derivative liabilities, (2) the measurement of the derivative forward purchase agreement and (3) accrued expenses. Changes in these estimates and assumptions could have a significant impact on results in future periods.
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021. The Company’s cash balances held at commercial banks may at times exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced any credit losses to date.
Cash held in Trust Account
At March 31, 2022 and December 31, 2021, the Company had $500.1 million and $500.0 million in cash held in the Trust Account that were held in U.S. Treasury Bills, respectively.
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
The Company evaluated the Public Warrants, the Private Placement Warrants, Over-allotment option, and the FPA (which are discussed in Note 3, Fair Value Measurements, Note 4, Stockholders’ Deficit and Note 6, Related Party Transactions) in accordance with ASC
815-40,
Contracts in an entity’s own equity (“ASC
815-40”),
and concluded that each contained provisions related to certain tender or exchange offers which precludes them from being accounted for as a component of equity. As the Warrant’s, Over-allotment option, and FPA meet the definition of a derivative as contemplated in ASC 815, the Warrants, Over-allotment option, and FPA were measured at fair value at inception (on the date of the IPO) and recorded as assets or liabilities on the balance sheets. The Warrants, Over-allotment option, and FPA are subject to remeasurement at each reporting date until exercised in accordance with ASC 820, Fair Value Measurement (“ASC 820”), with changes in fair value recognized on the statements of operation in the period of change. Subsequent to becoming publicly traded on March 22, 2021, the fair value of the Public Warrants was determined based on their quoted trading price. Prior to being publicly traded, the fair value of the Public Warrants was estimated using a Binomial Lattice valuation model, while the fair value of the Over-allotment option, Private Placement Warrants, and FPA are estimated using a modified Black-Scholes and adjusted net assets valuation model, respectively. See Note 3, Fair Value Measurements, for more information regarding the methods used to fair value the derivative liabilities and the FPA.
Allocation of Issuance costs
The Company accounts for the allocation of its issuance costs to its Warrants using the guidance in ASC
470-20,
Debt with conversion and other options (“ASC
470-20”),
applied by analogy. Under this guidance, if debt or stock is issued with detachable warrants, the proceeds need to be allocated to the two instruments using either the fair value method, the relative fair value method, or the residual value method. The guidance also requires companies to use a consistent approach in allocating issuance costs between the instruments. Accordingly, the Company allocated its issuance costs of $27,903,259—consisting of $10,000,000 of underwriting fees, $17,500,000 of deferred underwriting commissions, and $403,259 of other offering costs —to the issuance of its Class A shares and Public Warrants in the amount of $26,581,907 and $1,321,353, respectively. Issuance costs attributed to the Public Warrants were expensed during the first quarter of 2021 to the statements of operations.
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

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 50,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively. Immediately upon the closing of the IPO, the Company recognized the remeasurement from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit and Class A common stock.
Franchise Tax Obligation
As a Delaware corporation, the Company’s franchise tax obligation is based on the number of shares of common stock authorized and outstanding. As of March 31, 2022 and December 31, 2021, the Company has recorded franchise taxes payable of $50,000 and $186,031, respectively. The Company remits these obligations to Delaware annually.
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
Net Income Per Common Share
The Company has two classes of shares, Class A common stock and Class B common stock. Net income per common share is computed by dividing net income, on a pro rata basis, by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Remeasurement associated with the redeemable Class A common stock is excluded from net income per common share as the redemption value approximates fair value.
The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase 25,480,001 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022, and December 31, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in earnings of the Company.
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
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.
NOTE 3 — FAIR VALUE MEASUREMENTS
Financial Assets and Liabilities Measured on a Recurring Basis
Certain assets and liabilities are reported at fair value on a recurring basis. These assets and liabilities include the investments held in Trust Account, the derivative forward purchase agreement, and derivative liabilities.

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and where they are classified within the fair value hierarchy at March 31, 2022 and December 31, 2021.

	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account (1)	$500,070,330	$—	$—
Liabilities:
Derivative forward purchase agreements (2)	$—	$—	$328,566
Derivative warrant liabilities—Public Warrants (3)	$5,500,000	$—	$—
Derivative warrant liabilities—Private Placement Warrants (4)	$—	$—	$2,908,400

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account (1)	$500,029,521	$—	$—
Derivative forward purchase agreements (2)	$—	$—	$102,643
Liabilities:
Derivative warrant liabilities—Public Warrants (3)	$11,000,000	$—	$—
Derivative warrant liabilities—Private Placement Warrants (4)	$—	$—	$5,816,800

(1)	The fair value of investments in Trust Account was based on the quoted market price.
(2)	The fair value of derivative forward purchase agreement was based on the forward price formula.
(3)	The fair value of derivative liabilities – Public Warrants was based on the quoted market price for MIT.W as of the reporting date.
(4)	The fair value of derivative liabilities – Private Placement Warrants was based on a modified Black-Scholes model.
Investments held in Trust Account
. At March 31, 2022 and December 31, 2021, the investments held in Trust Account were entirely comprised of U.S. Treasury Bills, respectively. During the three months ended March 31, 2022 and the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account, respectively.
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
Measurement
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2022 and December 31, 2021 are classified as Level 1 due to the use of an observable market quote in an active market under the ticker MIT.W. The fair value of the Private Warrants continues to be estimated using a modified Black-Scholes valuation model and is classified as Level 3 due to the use of unobservable inputs.
The following table presents information and assumptions used in the modified Black-Scholes valuation model to determine the estimated fair value of the Private Placement Warrants as of March 31, 2022:

March 31, 2022
Anticipated future spot price	$9.87
Strike price	11.50
Term (in years)	5.25
Risk-free rate	2.4%
Volatility	5.0%
Dividend yield	0.0%
Fair value of Private Placement Warrants	$0.33

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The following contains additional information regarding the inputs used in the pricing models:

•	Anticipated future spot price – the Company estimated the future spot price on an expected acquisition announcement date using an interpolated risk-free rate.

•	Term – the expected life of the warrants was assumed to be the time from the expected acquisition announcement to the expiration of their contractual term.

•	Risk-free rate – the risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the warrants.

•	Volatility – the Company estimated the volatility of its common stock warrants based on the implied volatility of the Company’s own publicly traded warrants.

•	Dividend yield – the dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of private placement warrants.
The change in fair value of the derivative liabilities through March 31, 2022 is as follows:

	Public Warrants	Private Warrants	Total Derivative Warrants Liability
Derivative warrant liabilities at January 1, 2022	$11,000,000	$5,816,800	$16,816,800
Change in fair value of warrant liabilities	(5,500,000)	(2,908,400)	(8,408,400)

Derivative warrant liabilities at March 31, 2022	$5,500,000	$2,908,400	$8,408,400

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
The change in fair value of the derivative forward purchase agreement through March 31, 2022 is as follows:

FPA Asset (Liability)
Derivative forward purchase agreement at January 1, 202 2	$102,643
Change in fair value of the derivative forward purchase agreement	(431,209)

Derivative forward purchase agreement at March 31, 2022	$(328,566)

Fair Value of Other Financial Instruments
The carrying value of cash, accounts payable and accrued expenses are considered to be representative of their respective fair values due to the nature of and short-term maturities of those instruments.
NOTE 4 — STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Class
 A Common Stock
— The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding (excluding 50,000,000 shares of Class A common stock subject to possible redemption), respectively.
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
Class
 B Common Stock
— The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, 12,500,000 shares of Class B common stock were issued and outstanding. These amounts have been retroactively adjusted to reflect the January 28, 2021 stock dividend of 0.125 shares, described in Note 6, Related Party Transactions.
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
As of March 31, 2022 and December 31, 2021, the Company had 16,666,667 warrants outstanding.

MASON INDUSTRIAL TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

•
if, and only if, the closing price of Class A common stock equals or exceeds $10.00 per share for any 20 trading days within the
30-
trading day period ending three trading days before the notice of redemption is sent to the warrant holders; and

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
As of March 31, 2022 and December 31, 2021, the Company had 8,813,334 private placement warrants outstanding.

NOTE 5 — CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of March 31, 2022 and December 31, 2021, there were 50,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.
As of March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds	$500,000,000
Less:
Offering costs and underwriting fees allocated to Class A common stock subject to possible redemption	(26,781,408)
Proceeds allocated to Public Warrants at issuance	(23,500,000)
Plus:
Remeasurement to Class A common stock subject to possible redemption	50,281,408

Class A common stock subject to possible redemption	$500,000,000

NOTE 6 — RELATED PARTY TRANSACTIONS
Founder Shares
On January 28, 2021, the Company effected a stock dividend of 0.125 shares of Class B common stock, resulting in the Sponsor holding an aggregate of 12,937,500 Founder Shares (up to 1,687,500 Founder Shares of which are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised), representing an adjusted purchase price of approximately $0.002 per share. The financial statement
s
ha
ve
 been retroactively restated to reflect the stock dividend. In January 28, 2021, our sponsor transferred 84,375 founder shares to Edward A. Rose III and 56,250 founder shares to each of James L. Bauman, Diane M. Parisi, William B. Plummer and Philip B. Whitehead, at the original per share purchase price.
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
The sale or allocation of the Founder Shares to the Company’s director and officers, as described above, is within the scope of FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The estimated fair value of the Founder Shares granted to the Company’s director nominees, based on a Black-Scholes Option Pricing Model valuation, was approximately $2.2 million, or $7.23 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of March 31, 202
2
, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that the consummation of a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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
NOTE 7 — INCOME TAXES
The Company’s provision for income taxes for interim periods is based on the estimated annual effective tax rate, in addition to discrete items. Since inception, the Company has not recorded a federal or state provision for income taxes. The Company maintains a full valuation allowance against its net deferred tax assets. For the three months ended March 31, 2022 and year ended December

31, 2021,

the Company did
no
t recognize provision for income taxes.
Utilization of net operating loss carryforwards, tax credits and other attributes may be subject to future annual limitations due to potential ownership change limitations provided by Section 382 of the Internal Revenue Code.

NOTE 8 — NET INCOME PER COMMON SHARE
The Company has two classes of shares, Class A common stock and Class B common stock. Net income per common share is computed by dividing net income, on a pro rata basis, by the weighted average number of common shares outstanding for the period. Remeasurement associated with the redeemable Class A common stock is excluded from net income per common share as the redemption value approximates fair value.
The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase 25,480,001 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022 and December 31, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.
Reconciliation of Net Income per Common Share
The following table reflects the calculation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator
Allocation of net income	$5,955,341	$1,488,835	$12,730,825	$4,992,459

Denominator
Weighted-average shares outstanding	50,000,000	12,500,000	32,222,222	12,636,111
Basic and diluted net income per share	$0.12	$0.12	$0.40	$0.40
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
Underwriting Agreement
The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $10.0 million, with an additional fee (the “Deferred Discount”) of 3.5% of the gross offering proceeds payable upon the Company’s completion of an initial Business Combination. This Deferred Discount of $17.5
million has been recorded as Deferred Underwriting Commissions in the balance sheet as of March 31, 2022 and December 31, 2021. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.
NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions through the date these condensed financial statements were issued. The Company determined there were no events that required disclosure in these financial statements.

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
Our sponsor is affiliated with and controlled by Mason Capital, a registered investment adviser under the Investment Advisers Act of 1940, as amended, which was established in 2000 and had over $1.5 billion of assets under management as of March 31, 2022.
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
Comparison of the three months ended March 31, 2022 versus March 31, 2021
For the three months ended March 31, 2022, we had a net income of $7,444,176 which was primarily driven by a $8,408,400 gain from changes in fair value of derivative liabilities and $40,809 of interest income on marketable securities held in the Trust Account. This was offset by general and administrative expenses of $523,824, $50,000 of franchise tax expense, and $431,209 loss from changes in fair value of the derivative FPA.

For the three months ended March 31, 2021, we had net income of $17,723,284 which was primarily driven by a $18,904,934 gain from changes in fair value of derivative liabilities, a $362,131 gain from changes in fair value of the derivative FPA, and $4,759 of interest income on marketable securities held in the Trust Account. This was partially offset by $1,321,353 of issuance costs attributed to the Warrants, $118,310 of franchise tax expense, and $108,877 in general and administrative expense.
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
Liquidity and Capital Resources
As of March 31, 2022, we had cash of $194,145 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
As of March 31, 2022, we had cash and marketable securities in the Trust Account of $500,070,330. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
Material cash requirements
As of March 31, 2022, we do not have any debt, lease obligations or other capital commitments.
The underwriters are entitled to deferred fee of 3.5% of the gross proceeds of the Public Offering, or $17,500,000. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete our initial business combination.
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
Uses of cash

	Three Months Ended March 31,
	2022	2021	Change
Net cash used in operating activities	$(781,248)	$(867,135)	$85,887
Net cash used in investing activities	$—	$(500,000,000)	$500,000,000
Net cash provided by financing activities	$—	$502,391,740	$(502,391,740)
For the three months ended March 31, 2022, cash used in operating activities was $781,248. Net income of $7,444,176 was impacted by the non-cash
changes in fair value of the derivative liabilities and forward purchase agreement of $8,408,400 and ($431,209), respectively. Additionally, changes in operating assets and liabilities provided $207,424 of cash used in operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $867,135. Net income of $17,723,284 was impacted by the non-cash
changes in fair value of the derivative liabilities and forward purchase agreement of $18,904,934 and $362,131, respectively, and the issuance costs attributed to the warrant liabilities of $1,321,353. Additionally, changes in operating assets and liabilities provided $639,948 of cash used in operating activities.
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
As of March 31, 2022 and December 31, 2021, the Company had $194,145 and $975,393 in cash not held in the Trust Account and available for working capital purposes, respectively. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating the business. If the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Initial Business Combination or to redeem a significant number of our public shares upon completion of the Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, the Company has until February 23, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 23, 2023. The Company’s sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.
Related Party Transactions
Please refer to Note 6,
Related Party Transactions
, in “Part 1. Financial Information – Item 1. Financial Statements” for a discussion of our related party transactions.
Critical Accounting Policies and Estimates
Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See “Note 2—Summary of Significant Account Policies” in our 2021 Form
10-K,
for a discussion of the estimates and judgments necessary in our accounting for common stock subject to possible redemption, and net income per common share. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our condensed financial statements contained in this Quarterly Report on Form
10-Q.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, and in light of the material weakness identified related to accounting for complex financial instruments, as described below, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022.
The Company’s management concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock subject to redemption, the forward purchase agreement, the over allotment option, and the warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in a material error in our accounting for these complex financial instruments and restatements of each of the Company’s interim financial statements on Form
10-Q/A
during the year ended December 31, 2021.
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
The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors.
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our annual report on Form
10-K
filed with the SEC on March 30, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASON INDUSTRIAL TECHNOLOGY, INC.

Date: May 5, 2022	By:	/s/ Derek Satzinger
	Name:	Derek Satzinger
	Title:	Chief Financial Officer