Form 10-Q
period 2022-06-30
Mason Industrial Technology, Inc.
filed 2022-08-11
CIK 1826058

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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 8, 2022, 50,000,000 shares of Class A common stock, par value $0.0001 per share, and 12,500,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

Mason Industrial Technology,
Inc. Quarterly Report on Form
10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Information
MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$227,091	$975,393
Prepaid expenses	352,950	522,200

Total current assets	580,041	1,497,593

NONCURRENT ASSETS
Cash held in trust account	500,780,508	500,029,521
Other assets	—	43,517
Derivative forward purchase agreement asset	—	102,643

Total noncurrent assets	500,780,508	500,175,681

TOTAL ASSETS	$501,360,549	$501,673,274

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,319	$206,424
Franchise tax payable	25,608	186,031
Note payable - related party	300,000	—
Income tax payabl e	103,811	—

Total current liabilities	439,738	392,455

LONG-TERM LIABILITIE S
Deferred underwriting commissions	17,500,000	17,500,000
Derivative warrant liabilitie s	3,567,200	16,816,800
Derivative forward purchase agreement liability	181,951	—

Total liabilities	21,688,889	34,709,255

Commitments and Contingencies
REEDEMABLE COMMON STOCK
Class A common stock subject to possible redemption: 50,000,000 shares as of June 30, 2022 and December 31, 2021, respectively, at redemption value of $10.01 per share as of June 30, 2022 and $10.00 per share as of December 31, 2021, respectively	500,390,530	500,000,000
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; no shares issued and outstanding (excluding 50,000,000 and 0 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 12,500,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,250	1,250
Additional paid-in capital	—	—
Accumulated deficit	(20,720,120)	(33,037,231)

Total stockholders’ deficit	(20,718,870)	(33,035,981)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICI T	$501,360,549	$501,673,274

The accompanying notes are an integral part of these unaudited condensed financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
OPERATING EXPENSES
General and administrative expenses	$280,581	$303,740	$804,405	$412,617
Franchise tax expense	50,136	50,000	100,136	168,310

Total operating expenses	(330,717)	(353,740)	(904,541)	(580,927)

OTHER INCOME (EXPENSE)
Interest income on marketable securities held in Trust Account	710,178	7,599	750,987	12,358
Underwriting discounts and offering costs attributed to derivative warrant liabilit ies	—	—	—	(1,321,353)
Change in fair value of derivative warrant liabilities	4,841,200	(5,205,067)	13,249,600	13,699,867
Change in fair value of derivative forward purchase agreement	146,615	258,095	(284,594)	620,226

Total other income (expense)	5,697,993	(4,939,373)	13,715,993	13,011,098

NET INCOME (LOSS) BEFORE INCOME TAX	5,367,276	(5,293,113)	12,811,452	12,430,171
Income tax expense	103,811	—	103,811	—

NET INCOME (LOSS)	$5,263,465	$(5,293,113)	$12,707,641	$12,430,171

Basic and diluted weighted average shares outstanding, Class A common stock	50,000,000	50,000,000	50,000,000	41,160,221
Basic and diluted net income (loss) per share, Class A common stoc k	$0.08	$(0.08)	$0.20	$0.23
Basic and diluted weighted average shares outstanding, Class B common stock	12,500,000	12,500,000	12,500,000	12,567,680
Basic and diluted net income (loss) per share, Class B common stoc k	$0.08	$(0.08)	$0.20	$0.23
The accompanying notes are an integral part of these unaudited condensed financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

			Additional		Total
	Class B Common Stock		Paid-in	(Accumulated	Stockholders’

	Shares	Amount	Capital	Deficit)	Deficit
Balance—December 31, 2021	12,500,000	$1,250	$—	$(33,037,231)	$(33,035,981)
Net income	—	—	—	7,444,176	7,444,176

Balance—March 31, 2022	12,500,000	$1,250	$—	$(25,593,055)	$(25,591,805)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	(390,530)	(390,530)
Net income	—	—	—	5,263,465	5,263,465

Balance—June 30, 2022	12,500,000	$1,250	$—	$(20,720,120)	$(20,718,870)

			Additional		Total
	Class B Common Stock		Paid-in	(Accumulated	Stockholders’

	Shares	Amount	Capital	Deficit)	Defi cit
Balance—December 31, 2020	12,937,500	$1,294	$23,706	$(83,334)	$(58,334)
Forfeiture of Founder Shares (1)	(437,500)	(44)	44	—	—
Initial classification of derivative forward purchase agreement	—	—	(327,414)	—	(327,414)
Remeasurement of Class A common stock subject to possible redemption	—	—	303,664	(50,385,572)	(50,081,908)
Net income	—	—	—	17,723,284	17,723,284

Balance—March 31, 2021	12,500,000	$1,250	$—	$(32,745,622)	$(32,744,372)
Net loss	—	—	—	(5,293,113)	(5,293,113)

Balance—June 30, 2021	12,500,000	$1,250	$—	$(38,038,735)	$(38,037,485)

(1)	On January 29, 2021 the Sponsor forfeited 437,500 Founder Shares as a result of the underwriters election to partially exercise their overallotment option.
The accompanying notes are an integral part of these unaudited condensed financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$12,707,641	$12,430,171
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(750,987)	(12,358)
Underwriting discounts and transaction costs attributed to warrant liability	—	1,321,353
Change in fair value of derivative liabilities	(13,249,600)	(13,699,867)
Change in fair value of derivative forward purchase agreement	284,594	(620,226)
Changes in operating assets and liabilities:
Prepaid expenses	169,250	(257,558)
Accounts payable and accrued expenses	(196,105)	(72,784)
Other Assets	43,517	(304,616)
Franchise tax payable	(160,423)	168,310
Income tax payabl e	103,811	—
Net cash used in operating activities	(1,048,302)	(1,047,575)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	—	(500,000,000)

Net cash used in investing activities	—	(500,000,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	—	489,596,740
Proceeds from sale of Private Placement Warrants	—	13,220,000
Proceeds received from related party working capital loan	300,000	—
Repayment of note payable – related party		(300,000)
Payment of offering costs	—	(125,000)

Net cash provided by financing activities	300,000	502,391,740

NET CHANGE IN CASH	(748,302)	1,344,165
CASH, BEGINNING OF PERIOD	975,393	167,224

CASH, END OF PERIOD	$227,091	$1,511,389

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Initial classification of derivative liability	$—	$36,720,001
Initial classification of derivative forward purchase agreement	$—	$(327,414)
Initial value of common stock subject to possible redemption	$—	$500,000,000
Remeasurement of Class A common stock subject to possible redemption	$390,530	$50,281,408
Deferred underwriting fees charged to additional paid-in capital	$—	$17,500,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

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
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022, relates to the Company’s formation, its Initial Public Offering (the “IPO”) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash from the proceeds derived from the IPO (see below for more information on the IPO) and recognizes changes in the fair value of warrant liabilities and forward purchase agreement as other income (expense).
Corporate Organization and Initial Public Offering
The Company was incorporated in Delaware on August 31, 2020. The Company’s sponsor is Mason Industrial Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).
On February 2, 2021, the Company consummated its IPO of 50,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, raising $500.0 million of gross proceeds. Of the 50,000,000 units issued, 45,000,000 Units were included in the Company’s initial offering, and 5,000,000 Units resulted from the underwriter partially exercising its over-allotment option. The net proceeds of the IPO were $472.1 million, after deducting expenses and underwriting discounts and commissions of approximately $27.9 million, which includes $17.5 million in deferred underwriting commissions (see Note
8
, Commitments and Contingencies, for more information).
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
Liquidity and Capital Resources
As of June 30, 2022 and December 31, 2021, the Company had $227,091 and $975,393 in cash not held in the Trust Account and available for working capital purposes, respectively. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating the business. If the Company’s estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Initial Business Combination or to redeem a significant number of our public shares upon completion of the Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account.
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40,
Presentation of Financial Statements—Going Concern, the Company has until February 2, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 2, 2023. The Company’s sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.
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

Estimates made in preparing these condensed financial statements include, among other things, (1) the measurement of derivative warrant liabilities (2) the measurement of the derivative forward purchase agreement, (3) the measurement of convertible notes, and (4) accrued expenses. Changes in these estimates and assumptions could have a significant impact on results in future periods.
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021. The Company’s cash balances held at commercial banks may at times exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced any credit losses to date.
Cash held in Trust Account
At June 30, 2022 and December 31, 2021, the Company had

approximately
$500.8 million and $500.0 million in cash held in the Trust Account that were held in U.S. Treasury Bills, respectively.
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

The Company evaluated the Public Warrants, the Private Placement Warrants, Over-allotment option, and the FPA (which are discussed in Note 3, Fair Value Measurements, Note 4, Stockholders’ Deficit and Note 6, Related Party Transactions) in accordance with ASC
815-40,
Contracts in an entity’s own equity (“ASC
815-40”),
and concluded that each contained provisions related to certain tender or exchange offers which precludes them from being accounted for as a component of equity. As the Warrant’s, Over-allotment option, and FPA meet the definition of a derivative as contemplated in ASC 815, the Warrants, Over-allotment option, and FPA were measured at fair value at inception (on the date of the IPO) and recorded as assets or liabilities on the balance sheets. The Warrants, Over-allotment option, and FPA are subject to remeasurement at each reporting date until exercised in accordance with ASC 820, Fair Value Measurement (“ASC 820”), with changes in fair value recognized on the statements of operation in the period of change. Subsequent to becoming publicly traded on March 22, 2021, the fair value of the Public Warrants was determined based on their quoted trading price. The fair value of Private Warrants was determined based on the quoted trading price of the Public Warrants. Prior to June 30, 2022, Private Placement Warrants were estimated using a modified Black-Scholes valuation mode. Prior to being publicly traded, the fair value of the Public Warrants was estimated using a Binomial Lattice valuation model, while the fair value of the Over-allotment option and FPA are estimated using a modified Black-Scholes and adjusted net assets valuation model, respectively. See Note 3, Fair Value Measurements, for more information regarding the methods used to fair value the derivative liabilities and the FPA.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 50,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively. Immediately upon the closing of the IPO, the Company recognized the remeasurement from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in
capital (to the extent available)
,
accumulated deficit and Class A common stock.
Franchise Tax Obligation
As a Delaware corporation, the Company’s franchise tax obligation is based on the number of shares of common stock authorized and outstanding. As of June 30, 2022 and December 31, 2021, the Company has recorded franchise taxes payable of $25,608 and $186,031, respectively.

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.
The Company’s effective tax rate was 1.93% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.81% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and six months ended June 30, 2022 and 2021, due to changes in fair value in derivative warrant
liabilities and derivative forward purchase agreements.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income
(loss)
Per Common Share
The Company has two classes of shares, Class A common stock and Class B common stock. Net income (loss) per common share is computed by dividing net (loss) income, on a pro rata basis, by the weighted average number of common shares outstanding for the period. The Company applies the two- class method in calculating earnings per share. Remeasurement associated with the redeemable Class A common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.
The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase 25,480,001 shares of Class A common stock in the calculation of diluted income
(loss)
per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022, and December 31, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in earnings of the Company.
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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and where they are classified within the fair value hierarchy at June 30, 2022 and December 31, 2021.

	Fair Value Measured as of June 30, 2022
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account (1)	$500,780,580	$—	$—
Liabilities:
Derivative forward purchase agreements (2)	$—	$—	$181,951
Derivative warrant liabilities - Public Warrants (3)	$2,333,333	$—	$—
Derivative warrant liabilities - Private Placement Warrants (4)	$—	$—	$1,233,867

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account (1)	$500,029,521	$—	$—
Derivative forward purchase agreements (2)	$—	$—	$102,643
Liabilities:
Derivative warrant liabilities - Public Warrants (3)	$11,000,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants (4)	$—	$—	$5,816,800

(1)	The fair value of investments in Trust Account was based on the quoted market price.
(2)	The fair value of derivative forward purchase agreement was based on the forward price formula.
(3)	The fair value of derivative liabilities – Public Warrants was based on the quoted market price for MIT.W as of the reporting date.
(4)	The fair value of derivative liabilities – Private Placement Warrants was based on the quoted market price for MIT.W as of June 30, 2022 and a modified Black-Scholes model as of December 31, 202 1 .
Investments held in Trust Account
. At June 30, 2022 and December 31, 2021, the investments held in Trust Account were entirely comprised of U.S. Treasury Bills, respectively. During the three months ended June 30, 2022 and the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account, respectively.
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
Measurement
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2022 and December 31, 2021 are classified as Level 1 due to the use of an observable market quote in an active market under the ticker MIT.W.
As of June 30, 2022, the fair market value of Public Warrants was used to determine the fair market value of Private Warrants. The modified Black-Scholes valuation model could not be used as the implied volatility for the Public Warrants was unsolvable as of June 30, 2022, due to the fair market value of Public Warrants declining from $
0.66
as of December
31
,
2021
, to $
0.14
as
of June 30, 2022. The modified Black-Scholes valuation model was used to measure the fair value of the Private Warrants as of March 31, 2022, and December 31, 2021, respectively.
The change in fair value of the derivative liabilities through June 30, 2022 is as follows:

			Total Derivative
	Public Warrants	Private Warrants	Warrants Liability
Derivative warrant liabilities at January 1, 2022	$11,000,000	$5,816,800	$16,816,800
Change in fair value of warrant liabilities	(5,500,000)	(2,908,400)	(8,408,400)
Derivative warrant liabilities at March 31, 2022	5,500,000	2,908,400	8,408,400
Change in fair value of warrant liabilities	(3,166,667)	(1,674,533)	(4,841,200)

Derivative warrant liabilities at June 30, 2022	$2,333,333	$1,233,867	$3,567,200

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
The change in fair value of the derivative forward purchase agreement through June 30, 2022 is as follows:

FPA Asset (Liability)
Derivative forward purchase agreement at January 1, 2022	$102,643
Change in fair value of the derivative forward purchase agreement	(431,209)
Derivative forward purchase agreement at March 31, 2022	(328,566)
Change in fair value of the derivative forward purchase agreement	146,615
Derivative forward purchase agreement at June 30, 2022	$(181,951)

Fair Value of Other Financial Instruments
The carrying value of cash, accounts payable and accrued expenses are considered to be representative of their respective fair values due to the nature of and short-term maturities of those instruments.
NOTE 4 — STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding (excluding 50,000,000 shares of Class A common stock subject to possible redemption), respectively.
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
Class
 B Common Stock
— The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, 12,500,000 shares of Class B common stock were issued and outstanding. These amounts have been retroactively adjusted to reflect the January 28, 2021 stock dividend of 0.125 shares, described in Note 6, Related Party Transactions.
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
As of June 30, 2022 and December 31, 2021, the Company had 16,666,667
public

warrants
outstanding.
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
As of June 30, 2022 and December 31, 2021, the Company had 8,813,334 private placement warrants outstanding.
NOTE 5 — CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of June 30, 2022 and December 31, 2021, there were 50,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.
As of June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds	$500,000,000
Less:
Offering costs and underwriting fees allocated to Class A common stock subject to possible redemption	(26,781,408)
Proceeds allocated to Public Warrants at issuance	(23,500,000)
Plus:
Remeasurement to Class A common stock subject to possible redemption amount	50,281,408

Class A common stock subject to possible redemption - December 31, 2021	500,000,000

Plus:
Remeasurement to Class A common stock subject to possible redemption amount	390,530

Class A common stock subject to possible redemption - June 30, 2022	$500,390,530

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
The sale or allocation of the Founder Shares to the Company’s director and officers, as described above, is within the scope of FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The estimated fair value of the Founder Shares granted to the Company’s director nominees, based on a Black-Scholes Option Pricing Model valuation, was approximately $2.2 million, or $7.23 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of June 30, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that the consummation of a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.
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
On May 27, 2022, the Company borrowed $300,000 under the Working Capital Loans, which was outstanding as of June 30, 2022.
The conversion feature included in the Working Capital Loan is considered an embedded derivative under ASC 815 and the fair value is remeasured at the end of each reporting period. The fair value as of May 27, 2022 and June 30, 2022 was immaterial.

As of December 31, 2021, the Company had
no
 borrowings under the Working Capital Loans.
NOTE 7 — NET INCOME (LOSS) PER COMMON SHARE
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
The
 Company has not considered the effect of the Working Capital Loans, and warrants sold in the IPO and Private Placement to purchase
25,480,001
shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022 and December 31, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.
Reconciliation of Net Income (loss) per Common Share
The following table reflects the calculation of basic and diluted Net income (loss) per common share:

	Three months ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net income (loss)	$4,210,772	$1,052,693	$(4,234,490)	$(1,058,623)

Denominator
Weighted-average shares outstanding	50,000,000	12,500,000	50,000,000	12,500,000
Basic and diluted Net income (loss) per shar e	$0.08	$0.08	$(0.08)	$(0.08)

	Six months ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator

Allocation of net income	$10,166,113	$2,541,528	$9,522,587	$2,907,584

Denominator
Weighted-average shares outstanding	50,000,000	12,500,000	41,160,221	12,567,680
Basic and diluted net income per share	$0.20	$0.20	$0.23	$0.23
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
Underwriting Agreement
The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $10.0 million, with an additional fee (the “Deferred Discount”) of 3.5% of the gross offering proceeds payable upon the Company’s completion of an initial Business Combination. This Deferred Discount of $17.5 million has been recorded as Deferred Underwriting Commissions in the balance sheet as of June 30, 2022 and December 31, 2021. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.
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
Our sponsor is affiliated with and controlled by Mason Capital, a registered investment adviser under the Investment Advisers Act of 1940, as amended, which was established in 2000 and had over $1.3 billion of assets under management as of June 30, 2022.
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
Comparison of the three months ended June 30, 2022 versus June 30, 2021
For the three months ended June 30, 2022, we had a net income of $5,263,465 which was primarily driven by a $4,841,200 gain from changes in fair value of derivative liabilities, $710,178 of interest income on marketable securities held in the Trust Account, and a $146,615 gain from change in fair value of the derivative FPA. This was offset by general and administrative expenses of $280,581, $103,811 of income tax expense, and $50,136 of franchise tax expense.
For the three months ended June 30, 2021, we had a net loss of $5,293,113, which was primarily driven by a $5,205,067 loss from changes in fair value of derivative liabilities, general and administrative expenses of $303,740, and franchise tax of $50,000. The expenses were partially offset by a $258,095 gain from changes in fair value of the derivative FPA, and $7,599 of interest income on marketable securities held in the Trust Account.
Comparison of the six months ended June 30, 2022 versus June 30, 2021
For the six months ended June 30, 2022, we had a net income of $12,707,641 which was primarily driven by a $13,249,600 gain from changes in fair value of derivative liabilities, and $750,987 of interest income on marketable securities held in the Trust Account. This was offset by general and administrative expenses of $804,405, $103,811 of income tax expense, $100,136 of franchise tax expense, and $284,594 loss from changes in fair value of the derivative FPA.

For the six months ended June 30, 2021, we had net income of $12,430,171, which was primarily driven by a $13,699,867 gain from changes in fair value of derivative liabilities, a $620,226 gain from changes in fair value of the derivative FPA, and $12,358 of interest income on marketable securities held in the Trust Account. This was partially offset by $412,617 in general and administrative expense, $168,310 of franchise tax expense, and $1,321,353 of issuance costs attributed to the Warrants.
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
Liquidity and Capital Resources
As of June 30, 2022, we had cash of $227,091 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
As of June 30, 2022, we had cash and marketable securities in the Trust Account of $500,780,508. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
Material cash requirements
As of June 30, 2022, we had a $300,000 convertible note outstanding. See Note 6,
Related Party Transactions.
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
On May 27, 2022, we borrowed $300,000 under the Working Capital Loans. If we complete an initial Business Combination, we would repay the Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1.5 million of the Working Capital Loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender.
Uses of cash

	Six Months Ended June 30,
	2022	2021	Change
Net cash used in operating activities	$(1,048,302)	$(1,047,575)	$(727)
Net cash used in investing activities	$—	$(500,000,000)	$500,000,000
Net cash provided by financing activities	$300,000	$502,391,740	$(502,091,740)

For the six months ended June 30, 2022, cash used in operating activities was $1,048,302. Net income of $12,707,641 was impacted by the non-cash
changes in fair value of the derivative liabilities of $13,249,600 and forward purchase agreement of $284,594, as well as the interest earned on cash held in trust account of $750,987. Additionally, changes in operating assets and liabilities provided $39,950 of cash used in operating activities.
For the six months ended June 30, 2021, cash used in operating activities was $1,047,575. Net income of $12,430,171 was impacted by the non-cash
changes in fair value of the derivative warrant liability and forward purchase agreement of $13,699,867 and $620,226, respectively, issuance costs attributed to the warrant liabilities of $1,321,353, and interest earned on cash held in the trust account of $12,358. Additionally, changes in operating assets and liabilities provided $466,648 of cash used in operating activities.
In order to fund working capital deficiencies and/or finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2022, we had $300,000 of such loans outstanding.
As of June 30, 2022 and December 31, 2021, the Company had $227,091 and $975,393 in cash not held in the Trust Account and available for working capital purposes, respectively. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating the business. If the Company’s estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Initial Business Combination or to redeem a significant number of our public shares upon completion of the Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40,
Presentation of Financial Statements—Going Concern, the Company has until February 23, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 2, 2023. The Company’s sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.
Related Party Transactions
Please refer to Note 6,
Related Party Transactions
, in “Part 1. Financial Information – Item 1. Financial Statements” for a discussion of our related party transactions.
Critical Accounting Policies and Estimates
Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See “Note 2 —Summary of Significant Account Policies” in our 2021 Form
10-K,
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
Effects of
COVID-19
on Our Business
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, and in light of the material weakness identified related to accounting for complex financial instruments, as described below, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2022.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 1.	Legal Proceedings
None.
PART II – OTHER INFORMATION

Item 1A.	Risk Factors.
As of the date of this Quarterly Report on Form

10-Q,

except for the below, there have been no material changes to the risk factors disclosed in our annual report on Form

10-K

filed with the SEC on March 30, 2022 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.
On March 30, 2022, the SEC issued proposed rules relating to, among other matters, the extent to which blank check companies like our company could become subject to regulation under the Investment Company Act. The SEC’s proposed rule under the Investment Company Act would provide a safe harbor from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that the company satisfies certain conditions that limit a company’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a company like our company to file a report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the registration statement for the initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering.
If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

MASON INDUSTRIAL TECHNOLOGY, INC.

Date: August 11, 2022	By:	/s/ Derek Satzinger
	Name:	Derek Satzinger
	Title:	Chief Financial Officer