Form 10-Q
period 2022-09-30
Mason Industrial Technology, Inc.
filed 2022-10-28
CIK 1826058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☒    No  ☐
As of
October 21
, 2022, 50,000,000 shares of Class A common stock, par value $0.0001 per share, and 12,500,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

Mason Industrial Technology, Inc.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Information
MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$352,615	$975,393
Prepaid and other current assets	231,313	522,200

Total current assets	583,928	1,497,593

NONCURRENT ASSETS
Cash held in trust account	502,593,553	500,029,521
Other assets	—	43,517
Derivative forward purchase agreement asset	—	102,643

Total noncurrent assets	502,593,553	500,175,681

TOTAL ASSETS	$503,177,481	$501,673,274

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILTIES
Accounts payable and accrued expenses	$5,583	$206,424
Franchise tax payable	38,412	186,031
Convertible note payable - related party	300,000	—
Income tax payable	418,045	—

Total current liabilities	762,040	392,455

LONG-TERM LIABILTIES
Deferred underwriting commissions	17,500,000	17,500,000
Derivative warrant liabilities	1,019,200	16,816,800
Derivative forward purchase agreement liability	30,045	—

Total liabilities	19,311,285	34,709,255

Commitments and Contingencies
REEDEMABLE COMMON STOCK
Class A common stock subject to possible redemption: 50,000,000 shares as of September 30, 2022 and December 31, 2021, respectively, at redemption value of $10.04 per share as of September 30, 2022 and $10.00 per share as of December 31, 2021, respectively	502,136,962	500,000,000
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; no shares issued and outstanding (excluding 50,000,000 and 0 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 12,500,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,250	1,250
Additional paid-in capital	—	—
Accumulated deficit	(18,272,016)	(33,037,231)

Total stockholders’ deficit	(18,270,766)	(33,035,981)

TOTAL LIABILITIES, REEDEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$503,177,481	$501,673,274

The accompanying notes are an integral part of these unaudited condensed financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
OPERATING EXPENSES
General and administrative expenses	$251,802	$255,261	$1,056,207	$667,878
Franchise tax expense	50,000	50,000	150,136	218,310

Total operating expenses	(301,802)	(305,261)	(1,206,343)	(886,188)

OTHER INCOME (EXPENSE)
Interest income on marketable securities held in Trust Account	2,260,666	7,682	3,011,653	20,040
Underwriting discounts and offering costs attributed to derivative warrant liabilities	—	—	—	(1,321,353)
Change in fair value of derivative warrant liabilities	2,548,000	4,674,534	15,797,600	18,374,401
Change in fair value of derivative forward purchase agreement	151,906	(158,035)	(132,688)	462,191

Total other income	4,960,572	4,524,181	18,676,565	17,535,279

NET INCOME BEFORE INCOME TAX	4,658,770	4,218,920	17,470,222	16,649,091
Income tax expense	464,234	—	568,045	—

NET INCOME	$4,194,536	$4,218,920	$16,902,177	$16,649,091

Basic and diluted weighted average shares outstanding, Class A common stock	50,000,000	50,000,000	50,000,000	44,301,471
Basic and diluted net income per share, Class A common stock	$0.07	$0.07	$0.27	$0.29
Basic and diluted weighted average shares outstanding, Class B common stock	12,500,000	12,500,000	12,500,000	12,544,872
Basic and diluted net income per share, Class B common stock	$0.07	$0.07	$0.27	$0.29
The accompanying notes are an integral part of these unaudited condensed financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2021	12,500,000	$1,250	$—	$(33,037,231)	$(33,035,981)
Net income	—	—	—	7,444,176	7,444,176

Balance—March 31, 2022	12,500,000	$1,250	$—	$(25,593,055)	$(25,591,805)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	(390,530)	(390,530)
Net income	—	—	—	5,263,465	5,263,465

Balance—June 30, 2022	12,500,000	$1,250	$—	$(20,720,120)	$(20,718,870)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	(1,746,432)	(1,746,432)
Net income	—	—	—	4,194,536	4,194,536

Balance—September 30, 2022	12,500,000	$1,250	$—	$(18,272,016)	$(18,270,766)

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2020	12,937,500	$1,294	$23,706	$(83,334)	$(58,334)
Forfeiture of Founder Shares (1)	(437,500)	(44)	44	—	—
Initial classification of derivative forward purchase agreement	—	—	(327,414)	—	(327,414)
Remeasurement of Class A common stock subject to possible redemption	—	—	303,664	(50,385,572)	(50,081,908)
Net income	—	—	—	17,723,284	17,723,284

Balance—March 31, 2021	12,500,000	$1,250	$—	$(32,745,622)	$(32,744,372)
Net loss	—	—	—	(5,293,113)	(5,293,113)

Balance—June 30, 2021	12,500,000	$1,250	$—	$(38,038,735)	$(38,037,485)
Net income	—	—	—	4,218,920	4,218,920

Balance—September 30, 2021	12,500,000	$1,250	$—	$(33,819,815)	$(33,818,565)

(1)	On January 29, 2021 the Sponsor forfeited 437,500 Founder Shares as a result of the underwriters election to partially exercise their overallotment option.
The accompanying notes are an integral part of these unaudited condensed financial statements.

MASON INDUSTRIAL TECHNOLOGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,902,177	$16,649,091
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(3,011,653)	(20,040)
Underwriting discounts and transaction costs attributed to warrant liability	—	1,321,353
Change in fair value of derivative liabilities	(15,797,600)	(18,374,401)
Change in fair value of derivative forward purchase agreement	132,688	(462,191)
Changes in operating assets and liabilities:
Prepaid and other current assets	290,887	(247,758)
Accounts payable and accrued expenses	(200,841)	(66,878)
Other Assets	43,517	(174,067)
Franchise tax payable	(147,619)	218,310
Income tax payable	418,045	—

Net cash used in operating activities	(1,370,399)	(1,156,581)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	—	(500,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	447,621	—

Net cash provided by (used in) investing activities	447,621	(500,000,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	—	489,596,740
Proceeds from sale of Private Placement Warrants	—	13,220,000
Proceeds received from related party working capital loan	300,000	—
Repayment of note payable – related party		(300,000)
Payment of offering costs	—	(125,000)

Net cash provided by financing activities	300,000	502,391,740

NET CHANGE IN CASH	(622,778)	1,235,159
CASH, BEGINNING OF PERIOD	975,393	167,224

CASH, END OF PERIOD	$352,615	$1,402,383

NONCASH ACTIVITIES
Initial classification of derivative liability	$—	$36,720,001
Initial classification of derivative forward purchase agreement	$—	$(327,414)
Initial value of common stock subject to possible redemption	$—	$500,000,000
Remeasurement of Class A common stock subject to possible redemption	$2,136,962	$50,281,408
Deferred underwriting fees charged to additional paid-in capital	$—	$17,500,000
SUPPLEMENTAL DISCLOSURES
Cash paid for taxes	$150,058	—
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
As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022, relates to the Company’s formation, its Initial Public Offering (the “IPO”) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash from the proceeds derived from the IPO (see below for more information on the IPO) and recognizes changes in the fair value of warrant liabilities and forward purchase agreement as other income (expense).
Corporate Organization and Initial Public Offering
The Company was incorporated in Delaware on August 31, 2020. The Company’s sponsor is Mason Industrial Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).
On February 2, 2021, the Company consummated its IPO of 50,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, raising $500.0 million of gross proceeds. Of the 50,000,000 units issued, 45,000,000 Units were included in the Company’s initial offering, and 5,000,000 Units resulted from the underwriter partially exercising its over- allotment option. The net proceeds of the IPO were $472.1 million, after deducting expenses and underwriting discounts and commissions of approximately $27.9 million, which includes $17.5 million in deferred underwriting commissions (see Note 8, Commitments and Contingencies, for more information).
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
Liquidity and Capital Resources
As of September 30, 2022 and December 31, 2021, the Company had $352,615 and $975,393 in cash not held in the Trust Account and available for working capital purposes, respectively. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating the business. If the Company’s estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Initial Business Combination or to redeem a significant number of our public shares upon completion of the Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account.
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
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021. The Company’s cash balances held at commercial banks may at times exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced any credit losses to date.
Cash held in Trust Account
At September 30, 2022 and December 31, 2021, the Company had approximately $502.6 million and $500.0 million in cash held in the Trust Account that were held in U.S. Treasury Bills, respectively.
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
The Company evaluated the Public Warrants, the Private Placement Warrants, Over-allotment option, and the FPA (which are discussed in Note 3, Fair Value Measurements, Note 4, Stockholders’ Deficit and Note 6, Related Party Transactions) in accordance with ASC
815-40,
Contracts in an entity’s own equity (“ASC
815-40”),
and concluded that each contained provisions related to certain tender or exchange offers which precludes them from being accounted for as a component of equity. As the Warrant’s, Over-allotment option, and FPA meet the definition of a derivative as contemplated in ASC 815, the Warrants, Over-allotment option, and FPA were measured at fair value at inception (on the date of the IPO) and recorded as assets or liabilities on the balance sheets. The Warrants, Over-allotment option, and FPA are subject to remeasurement at each reporting date until exercised in accordance with ASC 820, Fair Value Measurement (“ASC 820”), with changes in fair value recognized on the statements of operation in the period of change. Subsequent to becoming publicly traded on March 22, 2021, the fair value of the Public Warrants was determined based on their quoted trading price. The fair value of Private Warrants was determined based on the quoted trading price of the Public Warrants. Prior to September 30, 2022, Private Placement Warrants were estimated using a modified Black-Scholes valuation mode. Prior to being publicly traded, the fair value of the Public Warrants was estimated using a Binomial Lattice valuation model, while the fair value of the Over-allotment option and FPA are estimated using a modified Black-Scholes and adjusted net assets valuation model, respectively. See Note 3, Fair Value Measurements, for more information regarding the methods used to fair value the derivative liabilities and the FPA.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 50,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively. Immediately upon the closing of the IPO, the Company recognized the remeasurement from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
Franchise Tax Obligation
As a Delaware corporation, the Company’s franchise tax obligation is based on the number of shares of common stock authorized and outstanding. As of September 30, 2022 and December 31, 2021, the Company has recorded franchise taxes payable of $38,412 and $186,031, respectively.
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.
The Company’s effective tax rate was 9.96% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 3.25% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21.00% for the three months and nine months ended September 30, 2022 and 2021, due to changes in fair value in derivative warrant liabilities and derivative forward purchase agreements.

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
While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual, or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expense and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT will be effective for us beginning in fiscal 2024. We currently are not expecting the IRA to have a material adverse impact to our financial statements.
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
The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase 25,480,001 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022, and December 31, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in earnings of the Company.
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
In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
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
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and where they are classified within the fair value hierarchy at September 30, 2022 and December 31, 2021.

	Fair Value Measured as of September 30, 2022
Assets:	Level 1	Level 2	Level 3
Investments held in Trust Account (1)	$502,593,553	$—	$—
Liabilities:
Derivative forward purchase agreements (2)	$—	$—	$30,045
Derivative warrant liabilities - Public Warrants (3)	$666,667	$—	$—
Derivative warrant liabilities - Private Placement Warrants (4)	$—	$—	$352,533

1
1

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3

Assets:
Investments held in Trust Account (1)	$500,029,521	$—	$—
Derivative forward purchase agreements (2)	$—	$—	$102,643
Liabilities:
Derivative warrant liabilities - Public Warrants (3)	$11,000,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants (4)	$—	$—	$5,816,800

(1)	The fair value of investments in Trust Account was based on the quoted market price.
(2)	The fair value of derivative forward purchase agreement was based on the forward price formula.
(3)	The fair value of derivative liabilities – Public Warrants was based on the quoted market price for MIT.W as of the reporting date.
(4)
The fair value of derivative liabilities – Private Placement Warrants was based on the quoted market price for MIT.W as of September 30, 2022 and a modified Black-Scholes model as of December 31, 2021.

Investments held in Trust Account.
At September 30, 2022 and December 31, 2021, the investments held in Trust Account were entirely comprised of U.S. Treasury Bills, respectively. During the three months ended September 30, 2022 the Company withdrew $447,620 of interest income from the Trust Account in order to satisfy tax obligations related to the earnings of the Trust Account. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
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
Measurement
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2022 and December 31, 2021 are classified as Level 1 due to the use of an observable market quote in an active market under the ticker MIT.W.
As of September 30, 2022, the fair market value of Public Warrants was used to determine the fair market value of Private Warrants. The modified Black-Scholes valuation model could not be used as the implied volatility for the Public Warrants was unsolvable as of September 30, 2022, due to the fair market value of Public Warrants declining from $0.66 as of December 31, 2021, to $0.04 as of September 30, 2022. The modified Black-Scholes valuation model was used to measure the fair value of the Private Warrants as of March 31, 2022, and December 31, 2021, respectively.
The change in fair value of the derivative liabilities through September 30, 2022 is as follows:

			Total Derivative
	Public Warrants	Private Warrants	Warrants Liability
Derivative warrant liabilities at January 1, 2022	$11,000,000	$5,816,800	$16,816,800
Change in fair value of warrant liabilities	(5,500,000)	(2,908,400)	(8,408,400)

Derivative warrant liabilities at March 31, 2022	5,500,000	2,908,400	8,408,400
Change in fair value of warrant liabilities	(3,166,667)	(1,674,533)	(4,841,200)

Derivative warrant liabilities at June 30, 2022	$2,333,333	$1,233,867	$3,567,200
Change in fair value of warrant liabilities	(1,666,666)	(881,334)	(2,548,000)

Derivative warrant liabilities at September 30, 2022	$666,667	$352,533	$1,019,200

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

1
2

The change in fair value of the derivative forward purchase agreement through September 30, 2022 is as follows:

FPA Asset (Liability)
Derivative forward purchase agreement at January 1, 2022	$102,643
Change in fair value of the derivative forward purchase agreement	(431,209)

Derivative forward purchase agreement at March 31, 2022	(328,566)
Change in fair value of the derivative forward purchase agreement	146,615

Derivative forward purchase agreement at June 30, 2022	$(181,951)
Change in fair value of the derivative forward purchase agreement	151,906

Derivative forward purchase agreement at September 30, 2022	$(30,045)

Fair Value of Other Financial Instruments
The carrying value of cash, accounts payable and accrued expenses are considered to be representative of their respective fair values due to the nature of and short-term maturities of those instruments.
NOTE 4 — STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding (excluding 50,000,000 shares of Class A common stock subject to possible redemption), respectively.
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
Class
 B Common Stock
— The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, 12,500,000 shares of Class B common stock were issued and outstanding. These amounts have been retroactively adjusted to reflect the January 28, 2021 stock dividend of 0.125 shares, described in Note 6, Related Party Transactions.
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

1
3

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
As of September 30, 2022 and December 31, 2021, the Company had 16,666,667 public warrants outstanding.
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
As of September 30, 2022 and December 31, 2021, the Company had 8,813,334 private placement warrants outstanding.
NOTE 5 — CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of September 30, 2022 and December 31, 2021, there were 50,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.

1
4

As of September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds	$500,000,000
Less:
Offering costs and underwriting fees allocated to Class A common stock subject to possible redemption	(26,781,408)
Proceeds allocated to Public Warrants at issuance	(23,500,000)
Plus:
Remeasurement to Class A common stock subject to possible redemption amount	50,281,408

Class A common stock subject to possible redemption - December 31, 2021 and March 31, 2022	500,000,000
Plus:
Remeasurement to Class A common stock subject to possible redemption amount	390,530

Class A common stock subject to possible redemption - June 30, 2022	$500,390,530
Remeasurement to Class A common stock subject to possible redemption amount	1,746,432

Class A common stock subject to possible redemption - September 30, 2022	$502,136,962

NOTE 6 — RELATED PARTY TRANSACTIONS
Founder Shares
On January 28, 2021, the Company effected a stock dividend of 0.125 shares of Class B common stock, resulting in the Sponsor holding an aggregate of 12,937,500 Founder Shares (up to 1,687,500 Founder Shares of which are subject to forfeiture to the extent that the underwriters’ over- allotment option is not exercised), representing an adjusted purchase price of approximately $0.002 per share. The financial statements have been retroactively restated to reflect the stock dividend. In January 28, 2021, our sponsor transferred 84,375 founder shares to Edward A. Rose III and 56,250 founder shares to each of James L. Bauman, Diane M. Parisi, William B. Plummer and Philip B. Whitehead, at the original per share purchase price.
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
The sale or allocation of the Founder Shares to the Company’s director and officers, as described above, is within the scope of FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The estimated fair value of the Founder Shares granted to the Company’s director nominees, based on a Black-Scholes Option Pricing Model valuation, was approximately $2.2 million, or $7.23 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of September 30, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that the consummation of a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.
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

1
5

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
On May 27, 2022, the Company borrowed $300,000 under the Working Capital Loans, which was outstanding as of September 30, 2022. The conversion feature included in the Working Capital Loan is considered an embedded derivative under ASC 815 and the fair value is remeasured at the end of each reporting period. The fair value as of May 27, 2022 and September 30, 2022 was immaterial. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.
NOTE 7 — NET INCOME PER COMMON SHARE
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
The Company has not considered the effect of the Working Capital Loans, and warrants sold in the IPO and Private Placement to purchase 25,480,001 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022 and December 31, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in earnings of the Company.
As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

Reconciliation of Net Income per Common Share
The following table reflects the calculation of basic and diluted Net income per common share:

	Three months ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator	$3,355,629	$838,907	$3,376,672	$842,248

Allocation of net income
Denominator
Weighted-average shares outstanding	50,000,000	12,500,000	50,000,000	12,500,000
Basic and diluted net income per share	$0.07	$0.07	$0.07	$0.07

	Nine months ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator	$13,521,742	$3,380,435	$12,979,386	$3,669,705

Allocation of net income
Denominator
Weighted-average shares outstanding	50,000,000	12,500,000	44,301,471	12,544,872
Basic and diluted net income per share	$0.27	$0.27	$0.29	$0.29
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
Underwriting Agreement
The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $10.0 million, with an additional fee (the “Deferred Discount”) of 3.5% of the gross offering proceeds payable upon the Company’s completion of an initial Business Combination. This Deferred Discount of $17.5 million has been recorded as Deferred Underwriting Commissions in the balance sheet as of September 30, 2022 and December 31, 2021. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.
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

Our sponsor is affiliated with and controlled by Mason Capital, a registered investment adviser under the Investment Advisers Act of 1940, as amended, which was established in 2000 and had over $1.4 billion of assets under management as of September 30, 2022.

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

Comparison of the three months ended September 30, 2022 versus September 30, 2021

For the three months ended September 30, 2022, we had a net income of $4,194,536 which was primarily driven by a $2,548,000 gain from changes in fair value of derivative liabilities, $2,260,666 of interest income on marketable securities held in the Trust Account, and a $151,906 gain from change in fair value of the derivative FPA. This was offset by general and administrative expenses of $251,802, $464,234 of income tax expense, and $50,000 of franchise tax expense.

For the three months ended September 30, 2021, we had a net income of $4,218,920, which was primarily driven by a $4,674,534 gain from changes in fair value of derivative liabilities, and $7,682 interest income on marketable securities held in the Trust Account. This was offset by general and administrative expenses of $255,261, $50,000 of franchise tax expense, and $158,035 loss from changes in fair value of the derivative FPA.

Comparison of the nine months ended September 30, 2022 versus September 30, 2021

For the nine months ended September 30, 2022, we had a net income of $16,902,177 which was primarily driven by a $15,797,600 gain from changes in fair value of derivative liabilities, and $3,011,653 of interest income on marketable securities held in the Trust Account. This was offset by general and administrative expenses of $1,056,207, $568,045 of income tax expense, $150,136 of franchise tax expense, and $132,688 loss from changes in fair value of the derivative FPA.

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

As described in Note 2, Summary of Significant Accounting Policies, in “Part 1. Financial Information – Item 1. Financial Statements,” we account for (i) the Warrants issued in connection with our IPO and Private Placement and (ii) the forward purchase agreement as derivative instruments which were initially recorded at their fair value. These derivative instruments are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $352,615 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

As of September 30, 2022, we had cash and marketable securities in the Trust Account of $502,593,553. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Material cash requirements

As of September 30, 2022, we had a $300,000 convertible note outstanding. See Note 6, Related Party Transactions.

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

In the three months ended September 30, 2022, we withdrew $447,621 of interest income from the Trust Account in order to satisfy tax obligations.

Uses of cash

	Nine Months Ended September 30,
	2022	2021	Change
Net cash used in operating activities	$(1,370,399)	$(1,156,581)	$(213,818)
Net cash provided by (used in) investing activities	$447,621	$(500,000,000)	$500,447,621
Net cash provided by financing activities	$300,000	$502,391,740	$(502,091,740)

For the nine months ended September 30, 2022, cash used in operating activities was $1,370,399. Net income of $16,902,177 was impacted by the non-cash changes in fair value of the derivative liabilities of $15,797,600 and forward purchase agreement of ($132,688), as well as the interest earned on cash held in trust account of $3,011,653. Additionally, changes in operating assets and liabilities provided $403,989 of cash used in operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $1,156,581. Net income of $16,649,091 was impacted by the non-cash changes in fair value of the derivative warrant liability and forward purchase agreement of $18,374,401 and $462,191, respectively, the issuance costs attributed to the warrant liabilities of $1,321,353, and $20,040 of interest income. Additionally, changes in operating assets and liabilities provided $270,393 of cash used in operating activities.

In order to fund working capital deficiencies and/or finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2022, we had $300,000 of such loans outstanding.

As of September 30, 2022 and December 31, 2021, the Company had $352,615 and $975,393 in cash not held in the Trust Account and available for working capital purposes, respectively. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating the business. If the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Initial Business Combination or to redeem a significant number of our public shares upon completion of the Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account.

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

Recent Accounting Pronouncements

Please refer to Note 2, Summary of Significant Accounting Policies, in “Part 1. Financial Information – Item 1. Financial Statements” for a discussion of recent accounting pronouncements and their anticipated effect on our business.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weakness identified related to accounting for complex financial instruments, as described below, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our initial business combination, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). While not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination, unless an exemption is available. Issuances of securities in connection with any PIPE transaction at the time of our initial business combination can reduce the amount of the Excise Tax in connection with redemptions at such time, but the number of securities redeemed may exceed the number of securities issued in any such PIPE transaction, and the amount of the Excise Tax could be substantial. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination, particularly an initial business combination in which substantial PIPE issuances are not contemplated. Further, the application of the Excise Tax in the event of a liquidation is uncertain, and the proceeds held in the trust account could be subject to the Excise Tax, in which case the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

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

MASON INDUSTRIAL TECHNOLOGY, INC.

Date: October 28, 2022	By:	/s/ Derek Satzinger
	Name:	Derek Satzinger
	Title:	Chief Financial Officer